Form 10KSB
period 2004-11-30
NANOSENSORS INC
filed 2005-03-17
CIK 1286648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 000-51007

                                NANOSENSORS, INC.
           (Name of small business issuer as specified in its charter)

                 NEVADA                                  200452700
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

       1800 WYATT DRIVE, SUITE #2                          95054
             SANTA CLARA, CA
(Address of principal executive offices)                (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (408) 855-0051

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                CLASS A WARRANTS

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ]   No [X] *

     * The Registration Statement (No. 333-117610) was declared effective on January 12, 2005.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

      The revenues of the Registrant for the most recent fiscal year were:  $ 0

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 15, 2005 was zero based on the shares of common stock not being publicly traded.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value, 20,102,500 shares outstanding on March 15, 2005.


                                NANOSENSORS, INC.
                              INDEX TO FORM 10-KSB
                                                                           PAGE


PART I........................................................................3

   ITEM 1.   DESCRIPTION OF BUSINESS..........................................3
   ITEM 2.   DESCRIPTION OF PROPERTY.........................................16
   ITEM 3.   LEGAL PROCEEDINGS...............................................16
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.........16

PART II......................................................................17

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........17
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......18
   ITEM 7.   FINANCIAL STATEMENTS............................................24
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................24
   ITEM 8A.  CONTROLS AND PROCEDURES.........................................24

PART III.....................................................................25

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............25
   ITEM 10.  EXECUTIVE COMPENSATION..........................................26
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..28
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................29
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................30
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................31

   Signatures   .............................................................33

     Unless the context requires otherwise, references in this Annual Report to "NanoSensors", "the Company", "we", "our" and "us" refer to NanoSensors, Inc.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as "may," `will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis-Plan of Operation." Forward looking statements not specifically described above also may be found in these and other sections of this report.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

         NanoSensors is a Nevada corporation incorporated on December 23, 2003. The Company's principal business is the development, manufacture and marketing of sensors and instruments, along with the management of intellectual property derived therefrom. These sensors are designed to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as "B-C-X") agents in areas that are a risk in the post 9/11-era. The word "agent" means the material that is posing a threat. For example, the material maybe an explosive ("X") and the particular type of explosive is trinitrotoluene (TNT). The word "targeted" means it is the material of interest and the one the Company's products are measuring. In the previous example the targeted material is TNT.

         NanoSensor's Chief Scientist, Dr. Mathew Zuckerman, pioneered the first commercially successful "hybrid semiconductor" design for sensors for toxic gases in industrial and workplace venues. On August 5, 2002, U.S. Patent Number 4,502,321, "Apparatus and Method For Measuring The Concentration Of Gases", ran the 17.5 year period from issue and expired, leaving Dr. Zuckerman free to develop a new class of sensors and instruments to detect the presence of targeted B-C-X agents. NanoSensor's technology development is supported by a Scientific Advisory Board that includes Dr. David Tomanek, Professor of Biological Sciences at Michigan State University and Donald MacIntyre, President of Multichip Assembly, Inc., an ISO 9002 manufacturer of sensor and semiconductor components.

NANO-SCALE AND NANOSENSOR

         The Company is named NanoSensors because its technology operates in the nano-scale (the measurement of matter where a nano meter is the millionth part of a millimeter) of ten to the minus ninth meters and is sensitive to the presence of nano-scale size molecules of B-C-X agents using nano-scale surface structures to detect the presence of these molecules at nano concentrations (one part of the agent in a billion parts of air).

         One hundred nanometers (one hundred billionth of a meter) is one thousand times the diameter of a human hair. An atom is one tenth of a nanometer. In the nano-scale the geometry is more important than the elemental composition. NanoSensors chooses elements and structure in the nano-scale to produce sensors that are more sensitive and more specific to the presence of B-C-X agents than previous generations of sensors. The incredible small size of the sensors, also called Quantum Dots because their behavior is explained, in part, by quantum physics, have the benefits of low cost with thousands yielded from a single silicon wafer and extremely low power. Life was simpler when Newton sat under the apple tree and Newtonian physics was developed. The 20th Century saw the birth of two non-Newtonian physics. First came Einsteinian physics to explain the movement and interaction of massive bodies in the cosmos. Then came quantum physics to explain the interaction between molecular and sub atomic particles. The Company's technology is nano-scale in size and explainable in part by quantum physics.

THE OPPORTUNITY

         In order to make our nation's quest to make Homeland Security, government and military venues safe, present detection sensors and instruments force us to use security screening architecture designed like the herding of sheep through a gate because of the low sensitivity, and high space, cost, power and supervision requirements of present detection sensors and instruments. Our opportunity is to make sensors available for detection of B-C-X agents that are highly sensitive, small size, low power consuming, and operate remotely. Such sensors support safety architectures designed like the cellular phone network to make an area or the whole nation safe.

         "Over the past 20 years or so, research and development (R&D) in the sensor area has expanded exponentially ... In part, this has occurred because of the links between developments in the semiconductor industry and the new types of devices under research, which are often based on semiconductor substrates ... We will soon witness a quantum leap in terms of what may be termed the performance-price index, in that we shall see devices that perform much better than the previous generation of sensors and are less expensive to purchase. In other words, we are on the verge of a sensor revolution, similar to that of the microprocessor revolution of the late 1980s."

         Reference: Principals of Chemical and Biological Sensors, Diamond, D., John Wiley and Sons, 1998.


PRODUCTS

         NanoSensors plans to develop each of the following four products. A discussion of each, its current status of development, and estimated completion dates follows below. The additional work and the expenditures necessary to bring each product to market is discussed under Item 6. "Management's Discussion and Analysis - Plan of Operation." We intend to produce each of these products as the first instrument in a family of products for the detection of multiple B-C-X agents.

         Handheld - battery powered Model 10 - This product is nearing completion in the first half of 2005. The sensors to be installed are being tested for a wide range of explosives. The sensors must be tested and work inside this instrument.

         Perimeter - line powered Model 100 - Development has begun on the porous silicon sensor, however, only about 15% of the work has been performed. The Model 100 is also designed to detect explosives. However, while the Model 10 only indicates whether or not a level of explosive is present, the Model 100 will have the ability to measure the quantity of explosive material present. This product is expected to be completed for production units in mid-2005.

         Wireless MOTES - line powered - This is a platform that combines sensor and communication elements to support sensors specific to the measurement of B-C-X material. The only development work done is on the porous silicon sensor in development for the Model 100. Therefore, many development failures can occur. All other work must be undertaken and this model is expected to be marketed approximately 6 months after the Model 100 is marketed.

         Wireless MOTES - battery powered - The only difference with the line powered MOTE is that this one does not require a line and is battery powered. NanoSensors has not yet commenced work on this product which is not expected to be marketed prior to the end of 2007.

SENSORS

         NanoSensor's strategy is to develop and produce the new type of sensors for detection of the presence of B-C-X molecules to protect Homeland Security, government, and military venues. Management believes, based on its knowledge of the industry, that because NanoSensors' possesses proprietary sensor technology it anticipates it will be able to obtain a market share for at least certain of its proposed products. This belief is also based on the fact we are developing three different types of sensors: metal-oxide, porous silicon and carbon nano tubes, so that it will not be entirely developed on one-type of sensor. The sensors will measure the quality and the presence of biological, chemical and explosive agents on a selective basis and convert such presence into an electrical signal that is measurable by instrumentation. The signal received by the instrumentation is in proportion to the concentration of the agent. The Company plans to progress in the development of the sensors to have an array of elements that will be programmed so the responses can be visualized by interpretive electronics to sense the presence of biological, chemical and explosive (B-C-X) Molecules. The B-C-X sensor's proprietary and novel structure is specific to the targeted molecule to be detected. NanoSensors expects to first develop explosive agent sensors and then sensors to detect biological and chemical agents which are believed to be compatible with our technology.

         Explosive agents of interest to NanoSensors are Dynamite and Plastic Bound Explosives (PBX). Dynamite and PBX are the products and formulation of chemicals. In order to sense the presence of these products it is necessary to measure the chemicals from which they are formed. The principal active chemical ingredient of dynamite is trinitrotoluene (TNT). The principal active chemical ingredients in PBX are Royal Demolition Explosive (RDX) and TNT. There are six widely used formulations of PBX. All six compositions contain RDX and four of the six compositions contain TNT as well as RDX.

         Biological agents of interest to NanoSensors are: Anthrax, Ricin and Yellow Fever.

         Chemical agents of interest to NanoSensors are: Sarin, Dioxin, and Cyanide. Sarin gas has been used by terrorists in the attack on a subway system in Japan.

         NanoSensors enhances the physical, mechanical, electrical, or chemical properties of materials through synthesis of surface interfaces. NanoSensor's technology allows the interface of dissimilar materials within the internal structure. The interface structures utilize the combined properties of individual layers to provide overall functional qualities. By employing surface chemistry, these interface structures can be used to achieve substantial improvements in both performance and function of sensors.

BACKGROUND

         NanoSensors was formed to extend the technology of Dr. Matthew Zuckerman, Chief Scientist, to design, manufacture and market sensors and instruments to detect the presence of target B-C-X agents. Dr. Zuckerman pioneered the "hybrid semiconductor" sensor for toxic gases in industrial and workplace venues. This sensor consists of a semiconductor substrate and a metal oxide film and is thus called a "hybrid." While he served as chief scientist of a former employer he invented, patented and manufactured the market's first "hybrid semiconductor" design sensors for the detection of the presence of the molecule Chlorine. Both of these hybrid semiconductors resulted from the hereinafter described patent.

         On August 5, 2002, U.S. Patent Number 4,502,321, "Apparatus and Method For Measuring The Concentration Of Gases", ran the 17.5 year period from issue and expired. This patent was issued to Dr. Zuckerman and was assigned to, and is the property of, Dart Kraft Industries now known as Capital Controls. Dr. Zuckerman is free to develop a new class of sensor since this and other related patents he invented have expired. Management believes that Dr. Zuckerman's prior interdisciplinary technical and commercial experience offers the promise of success in development a paradigm shift in the development of sensors to detect B-C-X agents.

TECHNOLOGY LICENSE

         On December 11, 2003, NanoSensors purchased a license from Axiom Corporation and Dr. Matthew Zuckerman on a worldwide, perpetual, royalty-free, exclusive basis for all commercial markets for the use of, and further development of, sensor technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 5,000,000 shares of common stock, with an aggregate value of $5,000, and a consulting agreement, which provides for a monthly fee of $15,000 to be paid for the further development of sensors. As of April 30, 2004, $72,500 had been paid on the contract, leaving a balance due of $17,500. During the term of the consulting agreement all inventions, discoveries, concepts and ideas, whether patentable or not, which result from or relate to our business for the detection of B-C-X agents will be assigned to NanoSensors.

PATENTS AND TRADE SECRET PROTECTION

         NanoSensors seeks to aggressively identify technology as our proprietary technology by seeking to obtain patents and manage intellectual property rights through nondisclosure and contracts with customers and vendors and "employment to invent" contracts with employees and advisors. Under
California Law, "employment to invent" refers to the right an employer has to any invention an employee makes while employed under a written employment agreement containing a paragraph covering the subject of inventions which belong to the employer.

         NanoSensors has not applied for any patents and no patents have been granted. However, NanoSensors has completed patent disclosures which are written documents that disclose the inventions in sufficient detail that technical persons can read and understand the invention and the Company will be able to have its patent counsel search the prior art of patent literature to determine whether the invention is unique under the definition of patent law. This had been done to protect the priority date, as to when the invention is made. It is defined by latter of the date that the inventor has signed the disclosure document or the date that the witness has signed the documents as "read and understood".

         NanoSensors intends to retain patent counsel to determine during early 2005 if the disclosures, once filed, will probably issue as patents. The Company forecasts that the disclosures will be elevated to the status of one or more patents pending within 60-days after filing with the U.S. Patent Office. We expect to prepare an omnibus patent application totally covering our technology. Management will respond to any requests by the U.S. Patent Office to divide such omnibus patent application into more than one patent. We believe that our patent strategy will help us compete in and target markets. However, any patents which may be issued, as well as trade secret protection may not be strong enough to cover our competitors' products and may be subject to invalidation claims. In addition, technological developments in nano-technology could reduce the value of our intellectual property and may occur unexpectedly.

COMPETITION

         The are many laboratory instruments and procedures for measurement of B-C-X agents. However, there are no field equivalent instruments with the exception of a single field instrument for measurement of explosive agents. The only competitive instrument that has been identified is the Ionscan for explosives, which is manufactured by Barringer Instrument. It was developed for measuring explosive materials in soil and water samples taken from toxic waste sites that are in the environmental process of remediation. The instrument has been placed into service for airport and other Homeland Security, government and military venues. In these applications Teflon-cloth is used to wipe the exterior of computers and briefcases to pick up residuals of explosives and place samples into the instrument. The instrument uses a technology called ion mobility spectrometry that is similar to mass spectrometry an optical device for measuring wavelength). The materials on the cloth are subject to thermal desorption and the resulting ion spectrum is compared to standards to identify the explosive agents.

         NanoSensors' proposed first two products, its handheld-battery powered Model 10 and its perimeter-line powered Model 100, are portable field instruments designed to measure the presence of explosive materials. We believe that the proposed first two products will have a significantly greater sensitivity and a lower purchase price than our competitors' products. The basis for our belief for the benefits of its proposed products is that NanoSensors' Model 10 measures explosives in the vapor phase while Barringer Instrument's Ionscan requires the presence of explosives in a particulate form to be present to obtain a positive reading.

         It should be noted, however, that there are no independent studies to confirm the capabilities of NanoSensors' technologies or our proposed products, nor are there any studies that present positive or negative results at this time.

         Additionally, the NanoSensor products have no consumables accept for the programmed maintenance and replacement of the sensor. We believe that NanoSensors' products will also have the added advantages of true portability battery operation and small size and light weight. Management believes these features combine to make these instruments suitable competition to the Ionscan instruments now in service at airports and other Homeland Security, government and military venues.

MARKETING PLAN

         NanoSensors will market its proposed products to each of the Homeland Security, government and military markets. It intends to use a variety of marketing vehicles. This includes trade events targeted to its customer base; speaking engagements at national meetings; marketing materials to be used in direct mailings to specified targeted clients; target advertising; continued development of our website to be more interactive, to demonstrate our proprietary technologies, and links to company publications, partners, and industry-related sites will be provided; and public relations to help management capitalize on and distribute to the appropriate audiences the newest information and developments about NanoSensors. We also intend to engage a public relations firm to introduce NanoSensors, its technologies and its proposed products.

RAW MATERIALS, SUPPLIERS AND MANUFACTURERS

         NanoSensors is subcontracting the production of its proposed products to two third party manufacturers, Bacharach Instrument and Multichip Assembly. The work is being performed under purchase orders and we have not entered into any contracts with any suppliers and manufacturers. Accordingly, NanoSensors is substantially dependent on the ability of the third party manufacturers to meet its performance and quality specifications.

         NanoSensors proposed products use a broad range of hazardous chemicals and materials that include heavy metal and their oxides used in the metal oxide sensors, such as lead and oxides of lead in the sensor for the detection of explosive materials. However, NanoSensors does not handle or purchase these raw materials which are all purchased by our subcontractors. Our two subcontractors maintain commercial relationships with two or more suppliers of each raw material needed for our products and we do not believe we will be subject to interruption of supply and production delays. The failure or delays by our manufacturers and their suppliers to provide necessary raw materials and components would adversely affect our ability to obtain and purchase products on a timely and competitive basis.

GOVERNMENT REGULATION

         NanoSensors does not know of any government approvals required at the time for our proposed products. We intent to market our products to government and quasi-governmental organizations, although we have not yet started the marketing process, as our products have not yet been completed. At the time we sell to any such agencies they will establish the criteria for approval with which we will need to comply.

         NanoSensors conducts research and development activities which are not subject to compliance with environmental laws. Our manufacturers are subject to regulations administered by its U.S. Environmental Protection Agency (EPA), the Occupational Safety and Health Administration (OSHA), various state agencies and country and local authorities acting in cooperation with Federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use of release of certain hazardous chemicals and substances. The extensive regulatory framework imposes significant compliance burdens and risks on our proposed products. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

         In view of the foregoing, we do not expect to increase any direct costs of complying with environmental laws, although such costs are factored into the price we pay to our manufacturers.

RESEARCH AND DEVELOPMENT

         For the period from December 23, 2003 (inception) to November 30, 2004, we incurred $460,240 of research and development expenses. These expenses were incurred in connection with the development of our initial proposed products, specifically the Handheld-Model 10 and the portable line powered Model 100. Most of our research and development expenses, to date, have been to further develop our technologies as compared to product development which will follow. The majority of our technology development has been for sensor technology development principally for metal - oxides, with a smaller amount of technology development for porous silicon and carbon nanotubes. Most sensor technology has been spent on development concerning explosive agents, with a smaller amount of technology development concerning biological and chemical agents.

INSURANCE

         NanoSensors may be exposed to potential significant product liability claims. We intend to maintain a general liability insurance policy which will include products liability coverage, and an umbrella liability insurance policy, which will cover the types of products we intend to market. We intend to generally warrant our products to be free from defect in materials, workmanship and manufacturing processes for a specified period. There can be no assurance that we will be able to obtain a coverage on commercially reasonable terms, which could limit our ability to market our proposed products.

SEASONALITY

         NanoSensors does not believe its future operations will be influenced by seasonal changes.

EMPLOYEES

         NanoSensors currently has three employees and two consultants. Dr. Wong, Chief Executive Officer, a second person in engineering and an administrative person are full-time employees. Dr. Zuckerman, Chief Scientist, is employed by Axiom Corp. as a consultant to the Company. See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act."

RISK FACTORS

     An investment in our common stock is speculative and subject to a high degree of risk. You may lose money by investing in our common stock so only persons who can bear the risk of the loss of their entire investment should invest. Prospective investors should carefully consider the following factors in deciding whether to invest in our common stock.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY TO EVALUATE OUR BUSINESS AND PROSPECTS

         We are a developmental stage company incorporated in December 2003 and have a limited operating history upon which you can evaluate our business and prospects. We are still in the research and development phase of developing the products described herein and therefore are a start-up company. As a result, we are unable to provide you with any information upon which you will be able to predict our future performance.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH A NEW AND UNPROVEN BUSINESS UNTIL REVENUES ARE GENERATED TO SUPPORT A NEW BUSINESS

         We are subject to the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. Unless we are able to develop commercially saleable products and generate revenues, we will be unable to continue in business on a long-term basis. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business until such time as we are able to generate revenues to support our business.

OUR LOSSES ARE EXPECTED TO CONTINUE FOR AN EXTENDED PERIOD OF TIME

         We will continue to incur losses from operations resulting primarily from costs related to product development. Because of our plans to continue research and development and invest in marketing and sales, prior to obtaining revenues we expect to incur losses for an extended period of time. Without additional funding, we will have to curtail or suspend operations unless we can guarantee sufficient revenues. We believe these expenditures are necessary to build and launch our proposed products and to penetrate the markets for our proposed products. If our revenue growth is slower than we anticipate or our operating expenses are greater than we expect, our losses will be significantly greater. We would then not be able to continue in business without additional funding.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

         Our accountants issued a qualified report on our financial statements as of and for the period December 23, 2003 (date of inception) to November 30, 2004. The report states that NanoSensors is currently in the development stage and the Company will need to generate additional working capital for its planned activity and to service its debt. This raises substantial doubt about our ability to continue as a going concern. See "Report of Independent Registered Public Accounting Firm" and Note 7 of Notes to Financial Statements.

WE WILL NEED ADDITIONAL FINANCING TO DEVELOP OUR PROPOSED PRODUCTS AND TO MEET OUR CAPITAL REQUIREMENTS

         We expect to incur losses from our operations resulting primarily from costs related to product development, such as research, development, marketing and sales of our proposed products. These expenditures are necessary in order for us to build and launch our products and to penetrate the markets for our products. We have funded our operating activities primarily through sales of equity and debt securities to our founders, individual and corporate accredited investors, and equity issued for services and a license. As long as we continue to incur negative cash flow from our operations, we may exhaust our capital resources without additional funding. There can be no assurance that any of the Class A Warrants will be exercised. Therefore, we will need additional financing to develop our proposed products and meet our future capital requirements. We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as:

      -     our future earnings, if any;

      - the availability of funds from private sources such as, loans and additional private placements, and

      - the availability of raising funds through an additional public offering.

         In view of our lack of an operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us and/or would be expected to be dilutive to our existing shareholders. If adequate funds are not available from operations or additional sources of financing, we may have to curtail or suspend our operations.

OUR BUSINESS PROSPECTS ARE DEPENDENT UPON A SINGLE BUSINESS

         As a result of our limited resources, the prospects for our initial success will be entirely dependent upon the future performance of a single business. If we are unsuccessful in our initial efforts, we may cease operations and you may lose your entire investment. Unlike certain entities that have the resources to operate in multiple industries or multiple segments of a single industry, we do not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY REDUCTIONS IN FUNDING BY GOVERNMENT AGENCIES

         Our business will be significantly dependent upon purchases of our products by government agencies, such as the United States Department of
Transportation (including the Federal Aviation Administration (the FAA)) and airport authorities, the State Department, the United States military, domestic and foreign customs agencies, law enforcement agencies and correctional facilities. A reduction of government funding for security efforts or drug interdiction could materially and adversely affect our future business, financial condition and results of operations. There can be no assurance that funding for the purchase of such equipment will be continued or as to the level of such funding. Budgetary allocations for detection equipment are dependent, in part, upon government policies that fluctuate from time to time in response to political and other factors, including the public's perception of the threat of airline bombings and other terrorist acts.

         We expect that a substantial portion of current and anticipated purchases of advanced detection equipment will continue to be made by government agencies with appropriated funds. However, we cannot be certain whether or when funds will be appropriated or allocated to or by any United States or other government agency for the purchase of detection equipment. A substantial amount of the funds appropriated to date have been and amounts appropriated in the future will continue to be used to purchase equipment utilizing other technologies, such as enhanced x-ray, CATSCAN and other bulk imaging technologies. Accordingly, there can be no assurance as to the amount that will ultimately be spent on the purchase of particle detection equipment or as to the number of our proposed products, if any, that will actually be purchased. In addition, there can be no assurance that our products will meet any certification or other requirements that may be adopted by any government agencies.

WE ANTICIPATE THAT THE SALES CYCLE FOR OUR PRODUCTS WILL BE LENGTHY, AND WE MAY EXPEND A SIGNIFICANT AMOUNT OF EFFORT TO OBTAIN SALES ORDERS AND NOT RECEIVE THEM

         We anticipate that the sales cycle of our products will be lengthy due to the protracted testing and approval process that typically will precede the purchase of our products by potential customers and the time required to manufacture and install our products. A significant amount of time may elapse while a potential customer evaluates our products. Another significant period of time may elapse while the customer performs on-site testing of our products before deciding whether to purchase a significant number of units. Additionally, more time may elapse while the potential customer endeavors to obtain funding, places orders and accepts delivery of our products. During the sales cycle we will expend substantial funds and management resources but recognize no immediate net revenues from such efforts. Our failure to obtain sales orders from customers after expending substantial funds and management resources trying to obtain orders may have a material adverse effect on our business, financial condition and results of operations.

OUR PROSPECTIVE REVENUES DEPEND ON MARKET ACCEPTANCE OF OUR PRODUCTS

         We expect to derive substantially all of our revenues from the sale of our proposed products for the detection of B-C-X agents. There can be no assurance that markets for our future products will develop as we expect, or that we will be able to capitalize on such market development. In the event that such markets for our proposed products do not develop as expected we may not have the funds necessary to change our marketing plan. Similarly, there can be no assurance that any markets that do develop will be sustained or that we will be able to derive revenue from such markets.

OUR FUTURE OPERATIONS DEPEND ON NEW PRODUCT DEVELOPMENT IN ORDER TO ATTRACT CUSTOMERS

         Our success is dependent upon our ability to develop or acquire new products and technologies that incorporate technological advances, keep pace with evolving industry standards and respond to changing customer requirements. If we are unable to develop and introduce new products or enhancements in a timely manner in response to changing market conditions or customer requirements, our business, financial condition and results of operations would be materially and adversely affected.

         In addition, from time to time, we or our present or potential competitors may introduce new products, capabilities or technologies that have the potential to replace, shorten the life spans of, or render obsolete our products. There can be no assurance that we will be successful in convincing potential customers that our products are superior to such other systems or products, that new systems with comparable or greater performance, lower prices and faster or equivalent throughput will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for our products. Announcements of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products. Such delays could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO COMPETE AGAINST OUR COMPETITORS

         We expect to encounter competition in the sale of our products. Many of our potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than we expect to have. Some of these competitors have large existing installed bases of products with substantial numbers of customers. No assurance can be given that we will be able to compete when our products are first introduced or that our competitors will not develop technological innovations that will render our products obsolete.

GOVERNMENTAL AGENCIES HAVE SPECIAL CONTRACTING REQUIREMENTS THAT CREATE RISK OF LOSSES FROM SUSPENSION, DEBARMENT OR TERMINATION

         In contracting with United States and foreign federal, state and local agencies, we are subject to governmental contract requirements that vary from jurisdiction to jurisdiction. Future sales to such public agencies will depend, in part, on our ability to meet public agency contract requirements, certain of which may be difficult for us to satisfy.

         United States government contracts typically contain terms and conditions that may significantly increase our costs of doing business. These provisions include, among others, special accounting practices and the required adoption of certain socioeconomic policies. These contracts may be subject to modifications by the government at its sole discretion, such as a reduction in the scope of a contract. As a government contractor, we will be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not. Any United States government agency's concerns over our performance under a contract or any pending litigation with the government may lead to a suspension or debarment which could prevent us from receiving new government contracts, any form of government assistance or government subcontracts for a period of up to three years. Such a suspension or debarment may result from the action of a single government agency based on our violations or suspected violations of laws or regulations. Any such action could result in a loss of business for which we have made substantial commitments in the past and would not expect to recover from future operations.

         A United States government agency may also generally terminate its contracts with us either for its convenience or if we default by failing to perform in accordance with the contract schedule and terms or by failing to provide the government, upon request, with adequate assurances of future performance. Termination for convenience provisions generally enable us to recover only our costs incurred and committed, and settlement expenses and profit on the work completed prior to termination.

         In addition, we may have to enter into a competitive bidding process to obtain some government contracts. Even if we were awarded such a contract, the bidding for such contract may be protested by the losing bidders, which may result in substantial delays or cancellation of the awarded contract.

         As a government contractor, we are subject to greater scrutiny through periodic audits. Based on the results of its audits, the government may adjust our contract payments due to our failure to follow agreed upon accounting practices and collect interest for any overpayments. Although adjustments arising from government audits and reviews have not harmed our business in the past, future audits and reviews could cause adverse effects.

INTERNATIONAL BUSINESS; RISK OF CHANGE IN FOREIGN REGULATIONS; FLUCTUATIONS IN EXCHANGE RATES MAY CAUSE ADDITIONAL LOSSES

         In addition to marketing our product domestically, we intend to market our products to customers outside of the United States. As a result, we will be exposed to the risks of international business operations, including unexpected changes in foreign and domestic regulatory requirements, possible foreign currency controls, uncertain ability to protect and utilize our intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluations, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors and potentially negative tax consequences. International sales are subject to certain inherent risks including embargoes and other trade barriers, staffing and operating foreign sales and service operations and collecting accounts receivable. We will also be subject to risks associated with regulations relating to the import and export of high technology products. We cannot predict whether, or to what extent, quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products in the future will be implemented by the U.S. or any other country. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE OPERATIONS ARE DEPENDENT ON RETENTION OF AND DEPENDENCE ON KEY PERSONNEL

         Our performance is substantially dependent on the services and on the performance of Dr. Ted Wong, our Chief Executive Officer. The loss of the services of Dr. Wong or other key employees could have a materially adverse effect on our business, prospects, financial condition and results of operations. We intend to enter into a long-term employment agreement with Dr. Wong, and currently have no "Key Man" life insurance policy on his life. Our future success will also depend on our ability to identify, attract, hire, train, retain and motivate other highly technical, managerial, marketing and service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and/or retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our prospects, financial condition and results of operations.

ANY INABILITY OF OURS TO KEEP PACE WITH TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD RENDER OUR PROSPECTIVE PRODUCTS OBSOLETE

         We are operating in a new industry where the market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. We expect to encounter increasing competition in our field. Therefore, it is likely that the pace of innovation and technological change will increase. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our prospective products obsolete, unmarketable or less competitive. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements will harm our future revenues and our business and operating results.

OUR INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD CAUSE OUR COMPETITORS TO COMPETE DIRECTLY WITH US DECREASING OUR REVENUES AND OPERATING RESULTS

         The success of our business depends on our ability to protect our intellectual property portfolio and obtain patents without infringing the proprietary rights of others. If we do not effectively protect our intellectual property, our business and operating results could be harmed.

         Patents may not be issued from our applications. Even if we are able to obtain patents covering our technology, the patents may be challenged, circumvented, invalidated or unenforceable. Competitors may develop similar technology or design around any patents issued to us or our other intellectual property rights. Our competitors would then be able to offer research services and develop, manufacture and sell products which compete directly with our research services and prospective products. In that case, our revenues and operating results would decline.

         We also seek to protect our technology and processes, in part, by confidentiality agreements with our collaborators, employees and consultants. We also do not provide broad access to our proprietary technologies and processes to collaborators. However, confidentiality agreements might be breached by collaborators, former employees or others, and in that event, we might not have adequate remedies for the breach. Further, our trade secrets might otherwise become known or be independently discovered by competitors. Unauthorized disclosure of our trade secrets could enable competitors to use some of our proprietary technologies. This would harm our competitive position and could cause our revenues and operating results to decline.

LITIGATION OR OTHER PROCEEDINGS OR THIRD PARTY CLAIMS OF INFRINGEMENT COULD REQUIRE US TO SPEND SIGNIFICANT TIME AND MONEY AND COULD SUBJECT US TO SIGNIFICANT LIABILITY AND SHUT DOWN SOME OF OUR OPERATIONS

         We may receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as the result of alleged infringement of the rights of others, we might have to spend significant amounts of money. The litigation or proceedings could divert our management's time and efforts. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages or prevent us from using or marketing systems, processes or products. Any of these events would have a negative impact on our business and operating results. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Uncertainties resulting from the initiation and continuation of any patent or related litigation could harm our ability to compete, pending resolution of the disputed matter.

         We believe we have taken adequate measures to assess the validity of our intellectual property rights. We are not currently involved in any disputes with third parties regarding intellectual property rights. However, we may become involved in intellectual property disputes or receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. To settle these disputes, we may need to obtain licenses to patents or other proprietary rights held by others. However, these licenses might not be available on acceptable terms, or at all. In that event, we could encounter delays in system, process or product introductions while we attempt to design around the patents. Our redesigned systems, processes or products may be inferior to our original designs or we may be unable to continue system, process or product development in the particular field. In either case, our competitive position, business, revenues and operating results would likely suffer.

WE USE HAZARDOUS MATERIALS IN OUR BUSINESS, AND ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD SUBJECT US TO SIGNIFICANT LIABILITIES

         Our proposed products are designed to involve a broad range of hazardous chemicals and materials. These materials include heavy metals and their oxides used in metal oxide sensors, such as lead and oxides of lead in the sensor for the detection of explosives materials. Environmental laws impose stringent civil and criminal penalties for improper handling, disposal and storage of these materials. In addition, in the event of an improper or unauthorized release of, or explosive of individuals to, hazardous materials, we could be subject to civil damages due to personal injury or property damage caused by the release or exposure. A failure to comply with environmental laws could result in fines and the revocation of environmental permits, which could prevent us from conducting our business.

WE MAY EXPERIENCE DIFFICULTIES IN MANAGING POSSIBLE FUTURE GROWTH

         In the event we receive orders for a large number of our proposed products, we may need to increase rapidly our manufacturing output, our customer service functions and other related business activities. Rapid growth may place a strain on our managerial, financial and other resources. We may not have the ability to finance or manage such orders which would have an adverse effect on our ability to obtain future orders.

WE MAY NOT BE ABLE TO MANUFACTURE OUR PLANNED PRODUCTS IN SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST, OR AT ALL, WHICH COULD HARM OUR FUTURE PROSPECTS

         We are marketing our proposed products and are in the initial phase of product commercialization. We do not own any manufacturing facilities and intended to contract out our manufacturing needs. Accordingly, if any of our proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

THE  MARKET  FOR  NANOSENSORS'   PROPOSED   PRODUCTS  IS  RAPIDLY  CHANGING  AND
COMPETITIVE NEW PRODUCTS MAY BE DEVELOPED BY OTHERS WHICH COULD IMPAIR OUR ABILITY TO DEVELOP, GROW OR MAINTAIN OUR BUSINESS AND BE COMPETITIVE

         We operate in a highly competitive industry and the nature and rate of change in the technological arena is dramatic and no assurances can be given that we will be able to compete. Furthermore, some or all of our technology can or will be superseded by superior technology greatly harming our ability to generate revenues and impair our ability to develop, grow or maintain our business. Therefore, we are at risk for technological obsolescence at any given time and most likely without any material warning from competitors or the marketplace. We are a development-stage enterprise and as such our resources are limited and it may experience technical challenges inherent in developing its technology. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition.

NANOSENSORS' PROPOSED PRODUCTS COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY AFFECT NANOSENSORS' ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE. IF NANOSENSORS INCURRED A MATERIAL LIABILITY FOR WHICH IT IS NOT ADEQUATELY INSURED, IT MIGHT BE RENDERED INSOLVENT

         The testing, manufacture, marketing and sale of NanoSensors' proposed products will involve an inherent risk that product liability claims will be asserted against it. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We intend to purchase product liability insurance when we begin commercial sales of our products. However, this insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to NanoSensors' proposed products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent NanoSensors from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms or a material uninsured liability could render us insolvent. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of our proposed products.

RISKS RELATED TO OUR SECURITIES

ABSENCE OF TRADING MARKET FOR THE SHARES MAY PREVENT YOU FROM RESELLING SHARES

         There currently is no trading market for the shares and there can be can be no assurance that a market will develop for any common stock or warrants or, if developed, that they will be maintained. Our failure to maintain an active market may adversely affect an investor's ability to resell securities purchased from the Company.

VOLATILITY OF TRADING PRICE MAY CAUSE LOSSES IN INVESTMENTS AND OUR ABILITY TO RAISE FUNDS IN THE FUTURE

         The market price of our common stock if and when it is publicly traded is likely to be subject to significant fluctuation in response to variations in quarterly results of operations, general trends in the market place, future technological innovations, the launch of new products, and other factors, many of which are not within our control. The foregoing changes are often unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock and cause you to incur losses in your investment. A decline in the trading price of our common stock may also impact negatively upon our ability to raise capital in the future.

OUR PRESIDENT, OUR CHIEF SCIENTIST AND OUR PLACEMENT AGENT MAY HAVE THE ABILITY TO CONTROL MOST MATTERS OF THE COMPANY.

         Our President, our chief scientist and the placement agent for our private placement, beneficially own approximately 10.9%, 19.0% and 13.4%, respectively, of our issued and outstanding shares of common stock. Therefore, these shareholders will have significant influence over the election of our directors and to control the outcome of other issues submitted to our stockholders. This includes their ability, collectively with other shareholders, to amend the Certificate of Incorporation, approve a merger or consolidation of our Company with another company or approve the sale of all or substantially all of our assets.

PENNY STOCK REGULATIONS COULD AFFECT YOUR ABILITY TO RESELL OUR SECURITIES.

         We expect that our Common Stock will be subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors." For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule could affect the ability of broker-dealers to sell our securities and could affect the ability of purchasers to sell any of our securities in the secondary market.

THERE IS NO PLAN FOR FUTURE DIVIDENDS.

         We have not paid any cash dividends on our common stock to date, and do not have any intention to declare or be able to pay a cash dividend on our common stock in the foreseeable future. We will be involved in the development of operations, which will be capital intensive. Initial earnings that we may realize, if any, will be retained to finance the development of the structure and further expand operations and/or acquisitions for the near to medium range future.

ITEM 2.  DESCRIPTION OF PROPERTY

         NanoSensors leases facilities in Santa Clara, California from an unaffiliated landlord. These facilities encompass approximately 1,900 square feet and serve as NanoSensors' corporate headquarters and operations center. The current lease commenced in February 2004, for a two-year term at $2,304 per month and is personally guaranteed by Dr. Ted Wong, Chief Executive Officer.

         NanoSensors believes that it has adequate facilities to conduct its current operations, and does not expect to seek additional administrative offices and/or research facilities in the near term. It has no current proposed programs for the renovation, improvement or development of current facilities.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


         There were no matters submitted to a vote of the security holders in the quarter ended November 30, 2004.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(A) MARKET INFORMATION

     An application has been made and is pending to trade our common stock, $0.001 par value, on the NASD Over-the-Counter Bulletin Board.

(B) HOLDERS

     As of March 14, 2005, there were 104 holders of record of our common stock.

(C) DIVIDENDS

     We have not previously paid any cash dividends on either class of our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations.

     The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Nevada corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Company intends to adopt a Stock Incentive Plan in order to motivate participants by means of stock options and restricted shares to achieve
NanoSensors' long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success.

(E)  RECENT SALES OF UNREGISTERED AND REGISTERED SECURITIES

     In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are selling shareholders or are otherwise affiliated with the Company. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 matures on January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 412,500 shares of Common Stock subsequent to April 30, 2004. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note was converted into 207,500 shares of Common Stock. The lender on these two notes received 200,000 shares of common stock and no warrants at the time the loans were made and 100,000 shares in consideration of the conversion, in addition to the actual shares of Common stock provided for upon conversion. The third note for $30,000 bore interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. The lender received 75,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock, exercisable at $.20 per share for three years and an unaffiliated party received 7,500 shares and warrants to purchase 7,500 shares on the above terms at the time these loans were made. All loan proceeds were used for administrative expenses and research and development expenditures.

     In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker Meyers Associates, L.P. ("Meyers"). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. These notes matured on the earlier of (a)

August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders. The investors each received five-year warrants to purchase 50,000 shares of common stock exercisable at $.25 per share. The Bridge Notes were converted into shares of common stock and Class A Warrants in the Company's April 2004 Private Placement, described below.

     In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell on a "best efforts" basis, $550,000 of its securities in a private offering the "April 2004 Private Placement." The private placement of units each consisted of one share of common stock and one Class A Warrant to purchase one share of Common Stock for five years at $.30 per share. On April 26, 2004, NanoSensors closed on the entire $550,000 of private placement units. This included the exchange of ($100,000) of Bridge Notes for private placement units. In addition, the placement agent received warrants to purchase 50% of the units sold in the equity offering at the same offering price of $.20 per unit exercisable until April 30, 2009. The $463,000 of net proceeds are being used by NanoSensors for technology and product development, marketing, business development and general and administrative expenses. The bulk of the development work, to date, has been on sensor technology development, including the development of the porous silicon sensor to be installed into the working prototype of the handheld-battery powered Model 10, as well as sensors to be used in NanoSensors perimeter-line powered model 100.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Management's Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors."

CRITICAL ACCOUNTING POLICIES

         In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While NanoSensors' significant accounting policies are more fully described in Note 2 to its financial statements included elsewhere in this prospectus, NanoSensors currently believes the following accounting policies to be critical:

Development Stage Company

         NanoSensors is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and
Reporting by Development Stage Enterprises." NanoSensors has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Cash and Cash Equivalents

         NanoSensors considers all highly liquid debt instruments and other short-term investments with an initial maturity of less than three months to be cash equivalents.

         NanoSensors maintains cash and cash equivalent balances at financial institutions which are not insured by the Federal Deposit Insurance Corporation for amounts over $100,000, but are otherwise in financial institutions of high credit quality.

Fixed Assets

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and five and seven years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Intellectual Property Assets

         NanoSensors owns no issued U.S. and Foreign and no pending U.S. and Foreign patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, the value of patents, if any, will not be reflected on its condensed consolidated balance sheet.

Internal Use Software Costs

         Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and NanoSensors' consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the period ended April 30, 2004, have been expensed as research and development expense.

Start-up Costs

         In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", NanoSensors expenses all costs incurred in connection with the start-up and organization of NanoSensors.

Research and Development

         Research and development costs are related primarily to NanoSensors developing early prototypes. Research and development costs are expensed as incurred.

Income Taxes

         The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the fiscal year ended November 30, 2004.

Advertising

         Costs of advertising and marketing will be expensed as incurred. Advertising and marketing costs were $0 for the period ended November 30, 2004.

Earnings (Loss) Per Share of Common Stock

         Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share at April 30, 2004, when the Company reported a loss because to do so would be anti-dilutive for periods presented.

Fair Value of Financial Instruments

         The carrying amounts reported in the balance sheet are considered by management to be their estimated fair values for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes and mortgages payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

Stock-Based Compensation

         Employee stock awards under NanoSensors' compensation plans will be accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. NanoSensors provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

         NanoSensors will measure compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

         NanoSensors measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of NanoSensors' common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

RESULTS OF OPERATIONS

         For the period from inception (December 23, 2003) to November 30, 2004, the Company recognized revenues of $11,688. These revenues were derived from consulting fees paid by an unaffiliated party. Most of these fees were then paid to the engineer who performed the services for the Company. The Company is still in the development stage. For the period from inception through November 30, 2004 ("Fiscal 2004") the Company recorded total operating expenses of $735,225.

         Administrative expenses for Fiscal 2004 were $254,385. This consisted primarily of professional fees as a result of raising money through private placements and filings with the SEC, and consulting fees and rent.

         Research and Development expenses for Fiscal 2004 were $460,240. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist. See "Item 1. "Business- Technology License."

         Depreciation and Amortization expense for Fiscal 2004 was $20,600 primarily concerning office equipment and amortization of the license.

         Interest expense paid for Fiscal 2004 was $18,604.  This resulted from:
(a) $100,000 of 10% bridge notes issued in February 2004 which were converted into equity in May 2004; and (b) the issuance of an aggregate of $150,000 of promissory notes in December 2003 and January 2004 of which $120,000 has been converted into equity in August 2004, as described below.

LIQUIDITY AND CAPITAL RESOURCES AT NOVEMBER 30, 2004

         The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. The Company had monies on deposit of $13,558 at November 30, 2004. As of March 15, 2005, the Company had approximately $500 cash on hand and can continue to operate for about one month without additional financing.

         In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are selling shareholders or are otherwise affiliated with the Company. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 matures on January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 412,500 shares of Common Stock subsequent to April 30, 2004. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note was converted into 207,500 shares of Common Stock. The lender on these two notes received 200,000 shares of common stock and no warrants at the time the loans were made and 100,000 shares in consideration of the conversion, in addition to the actual shares of Common stock provided for upon conversion. The third note for $30,000 bore interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. The lender received 75,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock, exercisable at $.20 per share for three years and an unaffiliated party received 7,500 shares and warrants to purchase 7,500 shares on the above terms at the time these loans were made. All loan proceeds were used for administrative expenses and research and development expenditures.

         In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker Meyers Associates, L.P. ("Meyers"). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. These notes matured on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders. The investors each received five-year warrants to purchase 50,000 shares of common stock exercisable at $.25 per share. The Bridge Notes were converted into shares of common stock and Class A Warrants in the Company's April 2004 Private Placement, described below.

         In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell on a "best efforts" basis, $550,000 of its securities in a private offering the "April 2004 Private Placement." The private placement of units each consisted of one share of common stock and one Class A Warrant to purchase one share of Common Stock for five years at $.30 per share. On April 26, 2004, NanoSensors closed on the entire $550,000 of private placement units. This included the exchange of ($100,000) of Bridge Notes for private placement units. In addition, the placement agent received warrants to purchase 50% of the units sold in the equity offering at the same offering price of $.20 per unit exercisable until April 30, 2009. The $463,000 of net proceeds are being used by NanoSensors for technology and product development, marketing, business development and general and administrative expenses. The bulk of the development work, to date, has been on sensor technology development, including the development of the porous silicon sensor to be installed into the working prototype of the handheld-battery powered Model 10, as well as sensors to be used in NanoSensors perimeter-line powered model 100.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(741,499) for Fiscal 2004. The Auditor's Report states that the Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. See Note 7 of Notes to Financial Statements.

         Management believes that our current level of general and administrative expenses and research and development expenditures are necessary to accomplish the Company's business strategy, and to further decrease these activities might jeopardize the Company's ability to carry out our business strategy. The Company has reduced its activities substantially as of the date of this report until it is able to obtain additional financing.

         The Company had a working capital deficit of $233,194 at November 30, 2004. In August 2004, $120,000 of current notes payable and accrued interest were converted into equity. We have funded the business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

         To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

PLAN OF OPERATION

         We believe the Company will meet working capital requirements for only the next two months from invested capital on hand without any revenues and/or the exercise of Warrants. NanoSensors believes that the gross proceeds of this offering, of approximately $1,537,500 if all of the Warrants offered are exercised, together with funds planned to be generated from operations, will be sufficient to support our operations over approximately the next 20 months. If 50% of the Warrants offered hereby are exercised, the Company would receive gross proceeds of $768,750 which would be sufficient to support our operations for approximately 10 months. The Company would then take appropriate actions and reduce its product offerings to match available funds. These estimates assume that NanoSensors will be able to produce for sale its initial product, its handheld battery powered Model 10. Management believes that once it commences sales of its Model 10, it will generate adequate cash flow to provide liquidity needed for NanoSensor to continue as a going concern. If it does not obtain revenues and/or the exercise of Warrants, NanoSensors will need to obtain short term loans and equity funding from other sources. We would need to raise additional funds in order to produce other products currently in development. While on the other hand, if our initial products Model 10 and Model 100 are produced and sold, we expect to need additional equity to support the higher inventory and accounts receivable levels accompanying such sales. NanoSensors would seek to raise additional funds through a private placement of its services. The Company also intends to seek financing from U.S. government agencies, such as Department of Homeland Security and DARPA. Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated for there can be no assurance that we will be able to obtain such funds, if at all, from financial institutions, the exercise of the Warrants, or otherwise, on a basis deemed acceptable to it.

         NanoSensors has four potential products which are either currently in research and development or are expected to enter research and development in the near term. All of these products are designed to form a line of products for the detection of multiple explosive, chemical or biological agents. They differ primarily in their capabilities. The following is a discussion of the current status of product development and management's estimate as to when they will become marketable. All of these estimated times are dependent upon the Company obtaining funds from either this Offering or alternative sources of funds. In any event, the Company's timetable will not commence until such time as it has available funds.

         1. Handheld-Battery Powered Model 10. The first production run of 100 units requires additional design work and testing of the sensor molecule and the documentation of an operating, maintenance and service manual, at a total estimated cost of $35,000. The instruments as well as the sensors are being tested for sensitivity to explosive materials. When this testing is completed the sensors will be installed in the instruments. This product is expected to be completed in the first half of 2005.

         2. Perimeter - Line Powered Model 100. We have produced a working prototype for this product. We have allocated a budget of approximately $75,000 to continue development of porous silicon sensors so that the prototype can be transformed into a commercial product. The additional work is the testing and qualification of the prototype and the design, procurement of materials, assembly, documentation and qualification testing of the first production unit of the product. These sensors will then be tested for sensitivity and installed into the instrument. This product is expected to be completed for production units in mid-2005.

         3. Wireless MOTES - Line Powered.

         NanoSensors will utilize the same type of porous silicon sensors currently in development, as described above, for this instrument. Additional work at a cost of approximately $75,000 is required to prototype the product and test and qualify the prototype to assess its capabilities to produce satisfactory performance. Then further work is required at a cost of approximately $15,000 to design, engineer, procure materials, assemble, document and qualify testing of the first production units of Wireless MOTES - line powered. However, in the event that NanoSensors fails to sell all Wireless MOTES products from the first production run, then the product will be discontinued with no additional funds required for the product. On the other hand, the above costs for the first production run are higher than the cost for subsequent production runs, so the gross profit margin from sales is expected to increase as a percentage of sales for subsequent production runs. In addition, funds from the sale of the first production run would then be available for additional productions runs. Management expects to be able to market this product approximately six (6) months after the Model 100 is marketed.

         4. Wireless MOTES - Battery Powered. We have allocated a budget of approximately $75,000 to commence development work on the carbon nanotube sensor. The additional work is to prototype the product and test and qualify the prototype to assess its capabilities to produce satisfactory performance at a cost of approximately $50,000. Then further work, at a cost of approximately $25,000, is required to design, procure materials, assemble, document and qualify testing of the production unit of Wireless MOTES - line powered. NanoSensors has not commenced work on this product which is not expected to be marketed prior to the end of 2007.

         NanoSensors has an unaffiliated manufacturing contractor that has commenced production of its Model 10 on a purchase order without a contract.

         As of November 30, 2004, NanoSensors had inventory of $16,072 on its balance sheet to be used for research and development. This amount relates solely to the first production run of NanoSensors Model 10. This inventory is valued on the basis of the lower of cost or market. It includes solely the cost of material and assembly from our contractors and includes no cost of manufacturing, overhead or manufacturing burden. NanoSensors expects that it will commence sales of this inventory during the first half of 2005.

         NanoSensors does not intend to commence development work on certain of its planned products unless it is able to market its initial products.

         NanoSensors does not have any significant commitments for capital expenditures.

         NanoSensors does not have commitments to hire employees.

         In view of NanoSensors' early stage development there is no assurance that it will perform in accordance with its plan of operation, or that it will continue as a going concern or that it will ultimately achieve profitable operations.


ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning after Item 14 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     NONE.

ITEM 8A. CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2004 and, based on that evaluation, concluded that, as of November 30, 2004, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

     There has not been any change in our internal control over financial reporting during our quarter ended November 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the names, ages and positions of NanoSensors' sole executive officer and director and its principal consultant. Set forth below is a brief description of the business experience and background of each person named in the table.

Name                      Age    Title
----                      ---    -----
Dr. Ted Wong              64     Chief Executive Officer, President and Director
Dr. Matthew Zuckerman     60     Chief Scientist

         Dr. Ted Wong has been Chief Executive Officer, President and a Director of the Company since its inception in December 2003. He has over thirty years of U.S. and international business experience spanning the operational functions of research and development, sales, finance, and general business. From January 2002 until August 2003, Dr. Wong was Chief Strategy Officer of KT-Tech, Inc., a video compression company. From 2001 until January 2002, Dr. Wong was engaged in consulting. From 1999 to 2001, he served at different times as Chairman, CEO, CTO and COO of Zerotree Technologies, a firm he founded to develop video compression technologies for the Internet. From 1993 until 1998, Dr. Wong was President of Prime Technology Inc., business consultants. From 1988 to 1993, Dr. Wong served as President of INTEG, Inc., a firm he founded to market and distribute electronic learning aids in the U.S. market for Team Concepts of Hong Kong. During this period, Dr. Wong was co-founder and President of Fox Electronics and Technology, Inc., a firm founded to market and distribute Team Concept's consumer electronics products. From 1969 through 1983, He worked in research and development for North American Rockwell and General Electric Company where he became proficient at developing technology from concept to application. Dr. Wong holds a B.S. and a Ph.D. in Chemical Engineering from the University of Utah.

         Dr. Matthew Zuckerman has been Chief Scientist of the Company since its inception in December 2003. Dr. Zuckerman has over thirty-five years of U.S. business experience, in senior level technical and general management and sales and marketing positions. From April 1980 to September 1989 he was president, founder and chief scientist of Advanced Transducer Devices, Inc. This Company invented, developed, patented and manufactured instruments and sensors under contract to Borg Warner, Dart Kraft Industries and other medium and small sized companies. The Company was sold in October 1989 for $20 million in cash and stock to Televideo Systems, Inc. Dr. Zuckerman has extensive experience with protection, licensing and commercialization of intellectual property rights with credit for many launches of new technological products and filings of worldwide patent filings in his career. He was the named inventor of twelve U.S. patents. From February 1997 to September 1998, Dr. Zuckerman helped Poseidon Technologies obtain Advanced Micro Devices, as a customer and secured equity financing for Poseidon Technologies. Thereafter, until joining the Company's project in September 2003, Dr. Zuckerman was a technical, business and marketing consultant for several companies and worked as an independent contractor as president of Axiom Corp. beginning in 2000. He holds Bachelors, Masters and Ph.D. from New York University, School of Engineering and Science. Dr. Zuckerman was an Alfred
P. Sloan Executive Fellow at Stanford University, Graduate School of Business where he completed his thesis titled: "A Normative Prescription for an Innovative Manufacturing Company."

BOARD OF DIRECTORS

         Dr. Wong is currently the sole member of the Company's Board of Directors. The Company has no arrangement by which directors are compensated for any services provided as a director. The Company had no arrangements pursuant to which any director was compensated during the Company's last fiscal year for any service provided as a director.

SCIENTIFIC ADVISORY BOARD

         The Company has established a Scientific Advisory Board ("SAB") to assist it in its research and development strategy of identifying potential products and in monitoring the technical progress of the Company's technologies. Members are consulted for advice concerning specific Company projects. The SAB will meet formally to review the progress of the Company's research and development projects, to discuss technological advances in the relevant scientific specialties and to assist the Company in the recruitment of key scientific personnel. The Company intends to grant stock options for service on the SAB to receive a fee for consulting and for attendance at each SAB meeting.

         All members of the SAB are employed elsewhere and may have commitments to and/or consulting agreement with other organizations, that may limit their availability to the Company. Although certain members of the SAB may have already devoted significant effort and time to NanoSensors' affairs, none is expected to devote more than a small portion of his time to the Company's affairs. The SAB is currently comprised of the following persons with a description of their backgrounds:

DR. DAVID TOMANEK
Professor of Biological Sciences at Michigan State University, East Lansing, Michigan

Professor Dr. David Tomanek studied physics in Switzerland and received his Ph.D. in philosophy from the Freie Universitat Berlin. While holding a position as Assistant Professor at the Freie Universitat Berlin, he pioneered theoretical research in Nanostructures at the AT&T Bell Laboratories and the University of California at Berkeley. He established the field of Computational Nanotechnology at Michigan State University, where he holds a position as Full Professor of Physics. His scientific expertise lies in the development and application of numerical techniques for structural, electronic and optical properties of surfaces, low dimensional systems and nanostructures, in particular computer simulations of fullerenes, nanotubes, ferrofluids, metallic and magnetic clusters. His scholarly research has been supported by Swiss, German and U.S. Government Agencies, including the National Science Foundation (NSF), Office of Naval Research (ONR), AirForce Office of Scientific Research (AFOSR) and the Defense Advanced Research Projects Agency (DARPA).

DONALD MACINTYRE
President, Multichip Assembly, Inc., San Jose, CA

Mr. MacIntyre founded Multichip Assembly in 1991 as a spin off of Cyprus Semiconductor's advanced packaging group to provide production of the next generation of SPARC modules initially to Sun MicroSystems and later Silicon Graphics, Inc. Multichip is an ISO 9002 rated manufacturer. Mr. MacIntyre manufactures sensors for Nanogen, Optimatrix, Protiveris and Sensicore. He holds a BSME degree from Northrup University.

CODE OF ETHICS

          We have adopted a code of ethics in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 rules established by the SEC. The code of ethics establishes guidelines to be followed by our principal executive officer, who is our chief executive officer, and our senior financial officers. Currently our chief financial officer is our only senior financial officer under the code of ethics. In the event that we appoint a treasurer, controller, or other officer who is principally responsible for our accounting, such employees will automatically be deemed as senior financial officers. In addition, our audit committee may, from time to time, change the officers designated as senior financial officers. Compliance is mandatory for those employees subject to our code of ethics. Waivers or amendments to this code will be disclosed to the public, and filed with the SEC, on Form 8K. We have filed as an exhibit hereto a copy of this code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to, or owed by the Company to its Chief Executive Officer and to each other of the most highly paid executive officers, or other person not serving as an executive officer, for the period from inception through November 30, 2004 ("Fiscal 2004").

                           SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION                             LONG TERM COMPENSATION
                                                                                  SECURITIES
NAME AND                                                   OTHER     RESTRICTED   UNDERLYING
PRINCIPAL                                                  ANNUAL    -----------  ------------            ALL OTHER
OCCUPATION             YEAR        SALARY (1)   BONUS   COMPENSATION   STOCK      OPTIONS       LTIP      COMPENSATION
                       ----        ----------   -----   -----------    -----      -------       ----      ------------
Ted Wong, Chief
Executive Officer   Fiscal 2004   $178,174(2)    -0-       -0-          -0-           -0-         -0-     5,000,000(4)

Matthew Zuckerman,
Chief Scientist     Fiscal 2004   $179,490(3)    -0-       -0-          -0-           -0-         -0-     5,000,000(4)

-------------
(1) Based on an annual salary of $180,000 which was reduced to $102,000 per annum in May 2004.
(2)      Includes $118,674 paid and $68,217 owed to Dr. Wong.
(3)      Includes $140,209 paid and $39,281 owed to Dr. Zuckerman.
(4) Upon the formation of the Company in December 2003, 5,000,000 restricted shares of Common stock were issued as founders shares to Dr. Mathew Zuckerman and Dr. Ted Wong. These Shares were issued pursuant to the terms of the consulting agreements entered into between the Company and Axiom Corp. on behalf of Dr. Zuckerman and Dr. Wong, as described below under "Consulting Agreements." These shares are not subject to any restrictions other than their registration under the Securities Act. The shares were valued at an aggregate of $5,000 or $.001 per share.

CONSULTING AGREEMENTS

Pursuant to the December 2003 License Agreement between the Company and Axiom Corp. and Matthew Zuckerman, described below, Axiom entered into a consulting agreement. Dr. Matthew Zuckerman is President of Axiom which, under the agreement, Axiom was to be paid a consulting fee of $15,000 per month starting September 1, 2003, for a two-year period plus reimbursement of the consultant's direct costs. Axiom was paid $15,000 per month until April 2004. Beginning in May 2004, Axiom is currently being compensated at the rate of $8,500 per month, or $102,000 per annum. Axiom is an independent contractor and only Dr. Zuckerman is providing services to the Company under the consulting agreement. He is required to commit as much time as is acceptable to the Company. Dr. Zuckerman is currently devoting about one-half of his business time to the Company. The agreement is terminable for an uncured breach or by either party on 90 days notice if there is no outstanding project assignment.

On December 11, 2003, NanoSensors purchased a worldwide, perpetual, royalty free, executive license for all commercial markets to use and further develop Dr. Zuckerman's sensor technologies to detect B-C-X agents. The Company paid Zuckerman and Axiom a one time licensing fee of $90,000, 5,000,000 shares of the Company's common stock and entered into the above-described consulting agreement. See "Business - Technology License."

The Company entered into a two-year consulting agreement with Dr. Ted Wong commencing on September 1, 2003. The contract provides for Dr. Wong to be paid $14,833 per month plus reimbursement of direct costs. Dr. Wong is employed on a full-time basis for the Company. Dr. Wong was paid $14,833 per month until April 2004. Beginning in May 2004, Dr. Wong became a full-time employee of the Company and he is currently being compensated at the reduced rate of $8,500 per month or $102,000 per annum. All inventions and ideas, whether patentable or not, made by

Dr. Wong or with others relating to the Company's business shall belong to the Company. The Company intends to enter into an employment agreement with Dr. Ted Wong, Chief Executive Officer and President, prior to the effective date of this Prospectus.

STOCK INCENTIVE PLAN

         The Company intends to adopt a Stock Incentive Plan in order to motivate participants by means of stock options and restricted shares to achieve NanoSensors' long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information known to us with respect to the beneficial ownership of 20,102,500 shares of our common stock outstanding, as of March 15, 2005 by:

o   Each person known by us to beneficially own 5% or more of our common stock,
o   Each of our executive officers and directors, and
o   All of our executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date on which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficially owned by that person by the base number of outstanding shares, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.

         Except as otherwise indicated in the notes to the following table,

o We believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and o The address for each beneficial owner listed in the table, except where otherwise noted, is c/o NanoSensors, Inc.

                                      Amount and
                                      Nature of            Percentage of Shares
                                      Beneficial               Beneficially
Name of Stockholder                   Ownership                  Owned (1)
-------------------                   ---------                  ---------

Ted Wong...........................     2,200,000                  10.9%

Matthew Zuckerman..................     3,817,500                  19.0%

David Kwong........................     1,000,000                   5.0%

Meyers Associates, L.P. ...........     6,200,000 (2)              27.1%
45 Broadway, 2nd Floor
New York, N.Y. 10006

Bruce Meyers.......................     7,900,000 (3)              34.6%
45 Broadway, 2nd Floor
New York, N.Y. 10006

Imtiaz Khan........................     1,100,000 (4)               5.5%
45 Broadway, 2nd Floor
New York, N.Y. 10006

Robert Seguso......................     2,550,000 (5)              11.9%
34-5 54th Drive West #G102
Brandenton, Florida 34210

Michael Stone......................     2,550,000 (5)              11.9%
18 Ozone Avenue
Venice, California 90291

All officers and directors ........     6,017,500                  30.0%
     as a group (2 persons)

* Less than 1% of the issued and outstanding shares.

----------
(1) Pursuant to Rule 13d-3 under the Exchange Act, except where noted for an individual shareholder for his respective shareholdings, the percentages are based on the number of shares issued and outstanding and do not include shares of Common Stock currently issuable upon: (i) exercise of common stock purchase warrants to purchase 100,000 shares issued in connection with the Company's $100,000 February 2004 Bridge Financing; (ii) 2,750,000 Class A Warrants to purchase 2,750,000 shares of Common Stock; (iii) placement agent warrants to purchase 1,375,000 shares of Common Stock, 1,375,000 Class A Warrants and 1,375,000 shares of Common Stock underlying the Class A Warrants; and (iv) 82,500 lender's warrants to purchase 82,500 shares of Common Stock.
(2) Includes 3,450,000 shares of Common Stock and unit purchase options to purchase 1,375,000 shares of common stock, and 1,375,000 Class A warrants to purchase 1,375,000 shares of common stock.
(3) Includes 1,700,000 shares of Common Stock owned by Bruce Meyers, as well as the securities listed in note (2) above held by Meyers Associates, L.P. of which entity Bruce Meyers is president and holds voting and investment control.
(4) Includes 1,100,000 shares of Common Stock and does not include the securities listed in note (2) above held by Meyers Associates, L.P. by whom Imtiaz Khan is employed, but does not exercise voting and investment control.
(5) Includes presently-exercisable bridge warrants to purchase 50,000 shares of common stock and presently-exercisable Class A warrants to purchase 1,250,000 shares of common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a two-year office lease with rent of $2,304, which is personally guaranteed by Dr. Ted Wong, Chief Executive Officer. See Item 1. "Description of Business-Properties."

         In December 2003, the Company issued 5,000,000 founders shares to Dr. Ted Wong, valued at $.001 per share, for services related to the Company. The Company also issued 5,000,000 founders shares to Dr. Matthew Zuckerman, valued at $.001 per share, in connection with the License Agreement entered into between the Company and Axiom Corp. and Dr. Zuckerman. Dr. Wong and Dr. Zuckerman have each transferred a portion of their shareholdings as gifts to friends and non-affiliated parties and their current shareholdings are listed under Item 11, "Security Ownership of Certain Beneficial Owners and Management." See Item 1. "Description of Business-Technology License."

         In February 2004, the Company issued 6,250,000 founders shares, valued at $.001 per share, in consideration of cancellation of a note payable from the Company to Meyers Associates L.P. and its affiliates for financial advisory services previously rendered to the Company in connection with the formation and capitalization of the Company's business.

         See  Item  10.  "Executive   Compensation"  above  for  the  terms  and
conditions of Consulting Agreements entered into by the Company with its two founders, Dr. Ted Wong and Dr. Matthew Zuckerman.

         In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker Meyers Associates, L.P. ("Meyers"). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. The net proceeds were used by NanoSensors for product development and working capital. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. These notes matured on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders, Dr. Ted Wong and Dr. Matthew Zuckerman. The investors each received five-year warrants to purchase 50,000 shares of common stock exercisable at $.25 per share. The Bridge Notes were converted into shares of common stock and Class A Warrants in the Company's April 2004 Private Placement.

         The Company believes, based on management's experience, that the transactions in this section are as fair as could have been obtained from unaffiliated third parties. All future transactions and loans with affiliates of the issuer, including 5% or greater Shareholders are to be on terms no less favorable than could be obtained from an unaffiliated third party. All future affiliated transactions and any forgiveness of loans must be (a) for a bona fide business purpose and approved by a majority of the Company's independent directors who do not have an interest in the transactions and who had access, at the Company's expense, to the Company's independent legal counsel, or (b) a transaction permitted under Section 13(k) of the Securities Exchange Act of 1934, as amended.

By virtue of their ownership of Common Stock and efforts in organizing the Company, Ted Wong and Matthew Zuckerman may be deemed "founders," "parents" and promoters of the Company, and Meyers Associates L.P. and its principals may be deemed a "founder" of the Company as such terms are defined in the Securities Act of 1933 and the Rules and Regulations promulgated thereunder. As described above, Ted Wong and Mathew Zuckman each received 5,000,000 founders shares in connection with the formation of the Company and Meyers Associates L.P. received 6,250,000 founders shares as payment for financial advisory services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS:

Exhibit
Number        Description
--------      -----------
     3.1      Articles of Incorporation (1)
     3.2      By-Laws (1)
     4.1      Specimen common stock certificate (1)
     4.2      Specimen Bridge Warrant certificate (1)
     4.3      Specimen Warrant certificate from Private Placement (1)
     4.4      Specimen Placement Agent Unit Purchase Option certificate from
              Private Placement (1)
     4.5      Registration Rights Agreement included in form of Subscription
              Agreement (2)
    10.1      Placement Agent Agreement dated as of April 20, 2004, by and between NanoSensors, Inc. and Meyers Associates, L.P. (1)

    10.2 License Agreement dated December 11, 2003 by and between NanoSensors, Inc. and Axiom Corp. and Matthew Zuckerman. (1)
    10.3 Consulting Agreement dated December 9, 2003 by and between NanoSensors, Inc. and Axiom Corp. (1)
    10.4 Consulting Agreement dated September 1, 2003 by and between NanoSensors, Inc. and Ted Wong. (1)
    10.5 Lease dated February 12, 2004 between Koll/Intereal Bay Area, as Landlord, and NanoSensors, Inc. as Tenant. (2)
    10.6 Promissory note dated February 9, 2003 in the principal amount of $40,000 from NanoSensors, Inc. to Austin E. Hills.
    10.7 Promissory note dated December 5, 2003 in the principal amount of $80,000 from NanoSensors, Inc. to Austin E. Hills.
    10.8 Promissory note dated January 21, 2004 in the principal amount of $30,000 from NanoSensors, Inc. to William Chua.
    14.1      Code of Ethics (3)
    31.1 Certification of Ted Wong, Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule
              15d-15(a). (3)
    32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)

(1) Previously filed as an exhibit to our registration statement on Form SB-2 filed on July 23, 2004.
(2) Previously filed as an exhibit to our registration statement on Form SB-2/A filed on October 29, 2004.
(3)  Filed herewith.

(B)      REPORTS ON FORM 8-K:

     There were no reports on Form 8K filed during the three-month period ended November 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by our independent auditors, Madsen & Associates, C.P.A.'s, Inc. for the audit of our financial statements from inception (December 23, 2003) through November 30, 2004 are as follows:

        Audit Fees ..................................   $9,000
        Audit-Related Fees ..........................      -0-
        Tax Fees ....................................      -0-
        All Other Fees ..............................   $4,630

     The fees labeled as All Other Fees above constitute review of interim financial statements and work performed in connection with the Company's
Registration Statement. Prior to the engagement of Madsen & Associates, C.P.A.'s, Inc. our audit committee considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our audit committee recommended to our board of directors that Madsen & Associates, C.P.A.'s, Inc. be engaged to audit our consolidated financial statements for our fiscal year ending November 30, 2004.

                                NANOSENSORS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-1

Balance Sheet as of November 30, 2004........................................F-2

Statements of Operations for the Period from
         December 23, 2003 (date of inception) to November 30, 2004..........F-3

Statement of Changes in Stockholders' Equity for the Period
         from December 23, 2003 (date of inception) to November 30, 2004.....F-4

Statements of Cash Flows for the Period
         from December 23, 2003 (date of inception) to November 30, 2004.....F-5

Notes to Financial Statements.........................................F-6 - F-10

MADSEN & ASSOCIATES, CPA'S INC.                        684 East Vine St, Suite 3
-------------------------------                           Murray, Utah 84107
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS     Telephone 801 268-2632
                                                          Fax 801-262-3978

Board of Directors
Nanosensors, Inc.
Santa Clara, California

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 We have audited the accompanying balance sheet of Nanosensors, Inc. (development stage company) at November 30, 2004 and the related statement of operations, stockholders' equity, and cash flows for the period December 23, 2003 (date of inception) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanosensors, Inc. at November 30, 2004 and the results of operations, and cash flows for the period December 23, 2003 (date of inception) to November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              s\ Madsen & Associates, CPA's Inc.
Salt Lake City, Utah,
March 14, 2005

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 2004

--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash                                                               $  13,558
                                                                      ---------
          Total Current Assets                                           13,558
                                                                      ---------

PROPERTY AND EQUIPMENT - net of depreciation                              6,400
                                                                      ---------

OTHER ASSETS
   License - net of amortization                                         76,000
   Inventory of supplies - research and development                      16,072
   Deposit                                                                3,000
                                                                      ---------
                                                                         95,072
                                                                      ---------
                                                                      $ 115,030
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable - related party                                 $  68,217
    Accounts payable                                                    178,535
                                                                      ---------
        Total Current Liabilities                                       246,752
                                                                      ---------

STOCKHOLDERS' DEFICIENCY
     Common stock
        50,000,000 shares authorized, at $.001 par value;
        20,102,500 shares issued and outstanding                         20,103
    Capital in excess of par value                                      589,674
     Deficit accumulated during the development stage                  (741,499)
                                                                      ---------
       Total  Stockholders' Deficiency                                 (131,722)
                                                                      ---------
                                                                      $ 115,030
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
    FOR THE PERIOD DECEMBER 23, 2003 (DATE OF INCEPTION) TO NOVEMBER 30, 2004

--------------------------------------------------------------------------------

REVENUES
                                                                      $  11,688
                                                                      ---------

EXPENSES

   Administrative                                                       254,385
   Research and development                                             460,240
   Depreciation and amortization                                         20,600

                                                                        735,225
                                                                      ---------
NET LOSS  -before other income and expense                             (723,537)

OTHER INCOME AND EXPENSE

   Interest income                                                          642
   Interest and other financing expense                                 (18,604)
                                                                      ---------

NET LOSS                                                              $(741,499)
                                                                      =========

NET LOSS PER COMMON SHARE

   Basic and diluted                                                  $    (.04)
                                                                      ---------

AVERAGE OUTSTANDING SHARES (stated in 1,000's)

   Basic                                                                 17,505
                                                                      ---------

   Diluted                                                               23,087
                                                                      ---------



   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD DECEMBER 23, 2003 (DATE OF INCEPTION)
                              TO NOVEMBER 30, 2004

--------------------------------------------------------------------------------

                                                                        CAPITAL IN
                                                     COMMON STOCK       EXCESS OF    ACCUMULATED
                                                 SHARES      AMOUNT     PAR VALUE      DEFICIT
                                              ----------   ----------   ----------   ----------
BALANCE DECEMBER 23, 2003                             --   $       --   $       --   $       --

Issuance of common stock for license
   at $.001                                    5,000,000        5,000           --           --
Issuance of common stock for services
   and expenses at $.001                      11,450,000       11,450           --           --
Issuance of common stock for cash
   at $.05                                         9,500           10          465           --
Issuance of common stock for cash
   at $.20 - net of issuance costs             2,750,000        2,750      460,250           --
Issuance of common stock for note
   receivable - at $.05 - paid in June 2004       88,000           88        4,312
Issuance of common stock for payment
   of debt at $.20                               620,000          620      123,380           --
Issuance of common stock for expenses
   at $.0078                                     185,000          185        1,267           --
Net operating loss for the period December
   23, 2003 to November 30, 2004                      --           --           --     (741,499)
                                              ----------   ----------   ----------   ----------

BALANCE NOVEMBER 30, 2004                     20,102,500   $   20,103   $  589,674   $ (741,499)
                                              ==========   ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
    FOR THE PERIOD DECEMBER 23, 2003 (DATE OF INCEPTION) TO NOVEMBER 30, 2004

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(741,499)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities

     Depreciation and amortization                                      20,600
     Changes in inventory                                              (16,072)
     Changes in accounts payable                                       370,752
     Issuance common capital stock for expenses                         12,902


         Net Change in Cash From Operations                           (353,317)
                                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of equipment                                              (8,000)
     Purchase of license                                               (90,000)
     Deposit                                                            (3,000)
                                                                     ---------
                                                                      (101,000)
CASH FLOWS FROM FINANCING
   ACTIVITIES

         Proceeds from issuance of common stock                        467,875
                                                                     ---------
   Net Change in  Cash                                                  13,558
   Cash at Beginning of Period                                              --
                                                                     ---------
   Cash at End of Period                                             $  13,558
                                                                     =========

NON CASH FLOWS FROM OPERATING ACTIVITIES

   Issuance of 11,635,000 common shares for services                 $  12,902
                                                                     ---------



    The accompanying notes are an integral part of these financial statements

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                NOVEMBER 30, 2004

--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 23, 2003 with authorized common stock of 50,000,000 shares at $.001 par value.

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant operations.

The Company has elected November 30 as its fiscal year end.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On November 30, 2004, the Company had a net operating loss available for carry forward of $741,499. The tax benefit of approximately $222,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no current commercial operations. The net operating loss will expire 2025.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial and Concentrations Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are otherwise in financial institutions of high credit quality.

Property and equipment

The Company's property and equipment consists of the following:

           Office equipment                              $   8,000
           Less accumulated depreciation                    (1,600)
                                                         ---------
                                                         $   6,400
                                                         ---------

Office equipment is depreciated on the straight line method over five and seven years.

Research  and  Development  Costs

Research and development costs, including wages, supplies, depreciation of equipment used in the research activity, and any assigned overhead expense, are expensed as incurred.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The Company will expense advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 2004

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial Instruments

Financial instruments consist of cash, and accounts and notes payable, and are considered by management to be their estimated fair values due to the short maturity of these instruments.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  PURCHASE OF LICENSE

On December 11, 2003 the Company purchased a worldwide, perpetual, exclusive, marketing license from Axiom Corp and Matt Zuckerman (not related parties) for the use of, and further development of, sensor technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 5,000,000 common shares of stock, with an estimated value of $5,000, and a consulting agreement, which provides for a monthly fee of $8,500, as revised on May 1, 2004, to be paid for the further development of the sensors. During the term of the consulting agreement all technology for detecting explosives, chemicals, and biological agents, developed and ready for patent application will be assigned to the Company.

The useful life of the license was determined by management to be five years and is being amortized on the straight line method or a faster rate if it is determined to have a shorter life.

All costs incurred during the research and development stage are expensed.

4.  CONTINUING LIABILITIES

The Company entered into two consulting  agreements,  including one described in note 3, for the further development of explosive, chemical, and biological sensors. The terms of the agreements provide for a total monthly fee of $17,000, as revised on May 1, 2004, to continue for two years from September 1, 2003, and can be canceled by either party.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 2004


5.  CAPITAL STOCK

Included in the following is a summary of common stock issued from inception.

                                                                         Capital in
                                                    Common Stock         Excess of
                                                Shares       Amount      Par Value    Reference
                                              ----------   ----------   ----------   ----------
Balance December 23, 2003                             --   $       --   $       --        --
Issuance of common stock for license
   at $.001                                    5,000,000        5,000           --        (1)
Issuance of common stock for services
   and expenses at $.001                      11,450,000       11,450           --        (2)
Issuance of common stock for cash
    at $.05                                        9,500           10          465        (3)
Issuance of common stock for cash
  at $.20 - net of issuance costs              2,750,000        2,750      460,250        (3)
Issuance of common stock for note
   receivable - at $.05 - paid in June 2004       88,000           88        4,312        (3)
Issuance of common stock for payment
   of debt at $.20                               620,000          620      123,380        (3)
Issuance of common stock for expenses
   at $.0078                                     185,000          185        1,267        (2)
                                              ----------   ----------   ----------
Balance November 30, 2004                     20,102,500   $   20,103   $  589,674
                                              ==========   ==========   ==========

All common stock issued at $.001-$.0078 was considered by management to be their fair values. These shares were issued, or authorized to be issued, prior to any stock issued at a higher value.

(1) Issuance of 5,000,000 shares for a license. The value was added to the license cost and is being amortized. (Note 3)

(2) Issuance of 11,250,000 shares for services, and 385,000 for loan costs all of which were expensed.

(3) Issuance of all other shares for cash and payment of debt were negotiated at the values shown.

Included with the issuance of common shares was 82,500 warrants that can be exercised for 82,500 shares at $.20 per share at any time before January 21, 2007 and 2,750,000 warrants to purchase an equal number of shares at $.30 per share before April 30, 2009, and 1,375,000 units. Each unit consists of the right to purchase one share at $.20 per share and one additional warrant which can be exercised at $.30 per share before April 30, 2009.

                                NANOSENSORS, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                NOVEMBER 30, 2004

--------------------------------------------------------------------------------

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director, his family, and a manager, acquired 17% of the common capital stock issued, and have accrued liabilities due them of $68,217, resulting from a consultant agreement.

7.  GOING CONCERN

The Company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from a contemplated common stock offering. The net proceeds from these sources are expected to meet the Company's needs for the coming year.

If the Company does not obtain additional capital from these sources, other funds will be needed in order to produce other products currently in development. If additional funds are required earlier than anticipated there can be no assurance that we will be able to obtain such funds from financial institutions, government funding, the exercise of the warrants, and otherwise, on a basis deemed acceptable.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 16, 2005.


                                    NANOSENSORS, INC.

                                    /s/ Ted Wong
                                    -------------------------------------
                                    Ted Wong
                                    President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 16, 2005


/s/ Ted Wong
--------------------------------------
Ted Wong
President, Chief Executive Officer and
Sole Director