Form 10QSB
period 2005-02-28
NANOSENSORS INC
filed 2005-08-29
CIK 1286648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the Quarterly Period Ended February 28, 2005

                                       or

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
             For the Transition Period From __________ To __________

                        Commission File Number: 000-51007

                                NANOSENSORS, INC.
        (Exact name of small business issuer as specified in its charter)

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

                                       N/A
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changes
                                Since Last Report

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_| *

      * The Registration Statement (No. 333-117610) was declared effective on January 12, 2005.

      The revenues of the Registrant for the most recent fiscal year were: $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $0.001 par value, 20,102,500 shares outstanding on August 19, 2005.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                NANOSENSORS, INC.

                                      INDEX

                                                                                      Page(s)
PART I - FINANCIAL INFORMATION

     ITEM 1.    CONDENSED FINANCIAL STATEMENTS............................................3

     Balance Sheets - February 28, 2005 (unaudited) and November 30, 2004.................3

     Statements of Operations for the Cumulative Period from December 23, 2003
                (date of inception) to February 28, 2005, The Three Months Ended
                February 28, 2005 and for the Period From
                December 23, 2003 (date of inception) to February 29, 2004 (unaudited)....4

     Statements of Cash Flows for the Cumulative Period
                from December 23, 2003 (date of inception) to February 28, 2005,
                The Three Months Ended February 28, 2005 and for the Period From
                December 23, 2003 (date of inception) to February 29, 2004 (unaudited)....5

     Statement of Shareholders' Equity for the Period from
                December 23, 2003 (date of inception) to February 28, 2005 (unaudited)....6

     Notes to Financial Statements .......................................................7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................9

     ITEM 3.    CONTROLS AND PROCEDURES..................................................14

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS........................................................15

     ITEM 2.    CHANGES IN SECURITIES....................................................15

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..........................................15

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................15

     ITEM 5.    OTHER INFORMATION........................................................15

     ITEM 6.    EXHIBITS.................................................................16

Signatures    ...........................................................................17

Certifications...........................................................................18

ITEM 1. FINANCIAL STATEMENTS

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                                      February 28,    November 30,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                       (unaudited)
                                   - ASSETS -

CURRENT ASSETS:
     Cash and cash equivalents                                                        $         --    $     13,558
     Inventory                                                                              16,072          16,072
                                                                                      ------------    ------------

TOTAL CURRENT ASSETS                                                                        16,072          29,630
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,000 and $1,600,
     respectively                                                                            6,000           6,400
                                                                                      ------------    ------------

OTHER ASSETS:
     Licenses - net of amortization                                                         71,250          76,000
     Deposit                                                                                 3,000           3,000
                                                                                      ------------    ------------

                                                                                            74,250          79,000
                                                                                      ------------    ------------

TOTAL ASSETS                                                                          $     96,322    $    115,030
                                                                                      ============    ============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Bank overdraft                                                                   $      1,764    $         --
     Accounts payable and accrued expenses                                                 237,034         178,535
     Accounts payable - related party                                                       85,518          68,217
                                                                                      ------------    ------------

TOTAL CURRENT LIABILITIES                                                                  324,316         246,752
                                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value; 50,000,000 shares authorized; 20,252,500 and
        20,102,500 shares issued and outstanding in 2005 and 2004,
        respectively                                                                        20,253          20,103
     Additional paid-in capital                                                            619,524         589,674
     Deficit accumulated during the development stage                                     (867,771)       (741,499)
                                                                                      ------------    ------------
                                                                                          (227,994)       (131,722)
                                                                                      ------------    ------------
                                                                                      $     96,322    $    115,030
                                                                                      ============    ============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the
                                                                 Cumulative
                                                                 Period from                               For the Period
                                                                  Inception                                from Inception
                                                                (December 23,          Three Months         (December 23,
                                                                   2003) to               Ended                2003) to
                                                                 February 28,           February 28,         February 29,
                                                                    2005                   2005                  2004
                                                              ----------------       ----------------       ----------------
NET SALES                                                     $         11,688       $             --       $             --
                                                              ----------------       ----------------       ----------------

COSTS AND EXPENSES:

     General and administrative expense                                365,173                 19,338                 36,007
     Interest expense                                                   18,604                     --                  4,331
     Research and development                                          472,028                101,788                187,134
     Depreciation and amortization                                      25,750                  5,150                  5,150
     Interest income                                                      (646)                    (4)                    --
                                                              ----------------       ----------------       ----------------
TOTAL COSTS AND EXPENSES                                               880,909                126,272                232,622
                                                              ----------------       ----------------       ----------------

LOSS BEFORE INCOME TAXES                                              (869,221)              (126,272)              (232,622)

     Income tax expense                                                     --                     --                     --
                                                              ----------------       ----------------       ----------------

NET LOSS                                                      $       (869,221)      $       (126,272)      $       (232,622)
                                                              ================       ================       ================

BASIC AND DILUTED NET LOSS PER SHARE                          $           (.05)      $          (.006)      $            (07)
                                                              ================       ================       ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                17,215,874             20,202,500              3,172,388
                                                              ================       ================       ================

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the
                                                                         Cumulative Period                        For the Period
                                                                          from Inception                          from Inception
                                                                           (December 23,        Three Months       (December 23,
                                                                              2003) to             Ended              2003) to
                                                                            February 28,        February 28,        February 29,
                                                                                2005                2005                2004
                                                                           ---------------     ---------------     ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                            $      (869,221)    $      (126,272)    $      (232,622)
     Adjustment to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                              25,750               5,150               5,150
         Issuance common capital stock for expenses                                 14,352                  --               1,450
     Changes in assets and liabilities:
         Inventory                                                                 (16,072)                 --                  --
         Bank overdraft                                                              1,764               1,764                  --
         Accounts payable                                                          446,552              75,800             149,960
                                                                           ---------------     ---------------     ---------------
           Net cash (used) by operating activities                                (396,875)            (43,558)            (76,062)
                                                                           ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment                                                        (8,000)                 --              (8,000)
       Purchase of license                                                         (90,000)                 --             (90,000)
       Deposit                                                                      (3,000)                 --              (3,000)
                                                                           ---------------     ---------------     ---------------
           Net cash (used) by investing activities                                (101,000)                 --            (101,000)
                                                                           ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Loan proceeds                                                                    --                  --             250,000
       Proceeds from issuance of common stock                                      497,875              30,000                  --
                                                                           ---------------     ---------------     ---------------
           Net cash provided by financing activities                               497,875              30,000             250,000
                                                                           ---------------     ---------------     ---------------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                                    --             (13,558)             72,938
       Cash and cash equivalents at beginning of period                                 --              13,558                  --
                                                                           ---------------     ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $            --     $            --     $        72,938
                                                                           ===============     ===============     ===============

NON CASH FLOWS FROM OPERATING ACTIVITIES:
       Issuance of 11,635,000 common shares for services                   $        14,352     $            --     $         6,450
                                                                           ===============     ===============     ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
       Interest                                                            $        18,604     $            --     $            --
                                                                           ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                            Common Shares             Additional      During the
                                                     ----------------------------       Paid-in      Development
                                                        Shares          Amount          Capital         Stage             Total
                                                     ------------    ------------    ------------    ------------     ------------
BALANCE AT DECEMBER 23, 2003, INCEPTION                        --    $         --    $         --    $         --     $         --

   Issuance of common stock for license
     at $.001                                           5,000,000           5,000              --              --            5,000

   Issuance of common stock for services
     and expenses at $.001                             11,450,000          11,450              --              --           11,450

   Issuance of common stock for cash at $.05                9,500              10             465              --              475

   Issuance of common stock for cash at $.20
     - net of issuance costs                            2,750,000           2,750         460,250              --          463,000

   Issuance of common stock for note receivable
     - at $.05 - paid in June 2004                         88,000              88           4,312              --            4,400

   Issuance of common stock for payment of debt
     at $.20                                              620,000             620         123,380              --          124,000

   Issuance of common stock for expenses
     at $.0078                                            185,000             185           1,267              --            1,452

   Net loss                                                    --              --              --        (741,499)        (741,499)
                                                     ------------    ------------    ------------    ------------     ------------

BALANCE AS OF NOVEMBER 30, 2004                        20,102,500          20,103         589,674        (741,499)        (131,722)

   Issuance of 150,000 shares for cash                    150,000             150          29,850              --           30,000

   Net loss (unaudited)                                        --              --              --        (126,272)        (126,272)
                                                     ------------    ------------    ------------    ------------     ------------

BALANCE AS OF FEBRUARY 28, 2005 (Unaudited)            20,252,500    $     20,253    $    619,524    $   (867,771)    $   (227,994)
                                                     ============    ============    ============    ============     ============

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - DESCRIPTION OF COMPANY/BASIS OF PRESENTATION:

      Nanosensors, Inc. (the "Company"), was incorporated under the laws of the state of Nevada on December 23, 2003 with authorized common stock of 50,000,000 shares at $.001 par value.

      The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant operations.

      In the opinion of management, the accompanying unaudited interim condensed financial statements of Nanosensors, Inc. contain all adjustments necessary to present fairly the Company's financial position as of February 28, 2005 and the results of its operations and cash flows for the three months ended February 28, 2005, the period from inception (December 23, 2003) to February 28, 2004 and the period from inception (December 23,
      2003) to February 28, 2005. The results of operations for the three months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended November 30, 2004, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements included therein. The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

NOTE 2 - PURCHASE OF LICENSE:

      On December 11, 2003 the Company purchased a worldwide, perpetual, exclusive, marketing license from Axiom Corp and Matt Zuckerman for the use of, and further development of, sensor technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 5,000,000 common shares of stock, with an estimated value of $5,000, and a consulting agreement, which provides for a monthly fee of $8,500, as revised on May 1, 2004, to be paid for the further development of the sensors. During the term of the consulting agreement all technology for detecting explosives, chemicals, and biological agents, developed and ready for patent application will be assigned to the Company.

      The useful life of the license was determined by management to be five years and is being amortized on the straight line method or a faster rate if it is determined to have a shorter life.

NOTE 3 - SHAREHOLDERS' EQUITY:

      During the three month period ended February 28, 2005 the Company received $30,000 from the sale of 150,000 shares of its common stock.

NOTE 4 - GOING CONCERN:

      The Company will need additional working capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from a contemplated common stock offering. The net proceeds from these sources are expected to meet the Company's needs for the coming year.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as "may," `will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis-Plan of Operation" in our reports and registration statements filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies

      In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While NanoSensors' significant accounting policies are more fully described in Note 2 to its financial statements contained in its Annual Report of Form 10-KSB for November 30, 2004, NanoSensors currently believes the following accounting policies to be critical:

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

Income Taxes

      The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the period ended February 28, 2005.

Advertising

      Advertising and marketing costs will be expensed as incurred. No advertising and marketing costs were incurred for the period ended February 28, 2005.

Earnings (Loss) Per Share of Common Stock

      Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the periods presented, since the Company reported losses and to do so would be anti-dilutive for periods presented.

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

Results of Operations for the Three Months Ended February 28, 2005 as Compared to the Period from Inception (December 23, 2003) to February 29, 2004

      For the three months ended February 28, 2005 ("Fiscal 2005") and for the comparable period from inception (December 23, 2003) to February 29, 2004 ("Fiscal 2004"), the Company had no sales. The Company is still in the development stage. For Fiscal 2005, the Company incurred total costs and expenses of $126,272, whereas for Fiscal 2004, the Company recorded total costs and expenses of $232,622. The 46% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan.

      General and Administrative expenses for Fiscal 2005 were $19,338, as compared with $36,007 for Fiscal 2004. These expenses consist primarily of professional fees as a result of raising money through private placements and filings with the SEC, and consulting fees and rent.

      Research and Development expenses for Fiscal 2005 were $101,788, as compared with $187,134 in Fiscal 2004. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist.

      Depreciation and Amortization expense for both Fiscal 2005 and Fiscal 2004 was $5,150 primarily concerning office equipment and amortization of the license.

      Interest expense paid for Fiscal 2004 was $4,331 with no interest expense for Fiscal 2005. This resulted from: (a) $100,000 of 10% bridge notes issued in February 2004 which were converted into equity in May 2004; and (b) the issuance of an aggregate of $150,000 of promissory notes in December 2003 and January 2004 of which $120,000 has been converted into equity in August 2004, as described below.

Liquidity and Capital Resources at February 28, 2005

      The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. The Company has no cash on hand as compared with $13,558 at November 30, 2004. The Company has been unable to continue to operate without additional financing.

      In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are selling shareholders or are otherwise affiliated with the Company. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 had an original maturity date of January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 412,500 shares of Common Stock subsequent to April 30, 2004. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note was converted into 207,500 shares of Common Stock. The lender on these two notes received 200,000 shares of common stock and no warrants at the time the loans were made and 100,000 shares in consideration of the conversion, in addition to the actual shares of Common stock provided for upon conversion. The third note for $30,000 bore interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. The lender received 75,000 shares of Common Stock and Warrants to purchase 75,000 shares of Common Stock, exercisable at $.20 per share for three years and an unaffiliated party received 7,500 shares and warrants to purchase 7,500 shares on the above terms at the time these loans were made. All loan proceeds were used for administrative expenses and research and development expenditures.

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

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized net losses of $126,277 and $232,622 for Fiscal 2005 and 2004, respectively. Our independent auditors have included an explanatory paragraph in their audit opinion issued in connection with our financial statements as of and for the period ended November 30, 2004, which states that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern. See also Note 7 of Notes to Financial Statements.

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

      The Company had a working capital deficit of $308,244 at February 28, 2005, as compared with $217,122 at November 30, 2004. In August 2004, $120,000 of current notes payable and accrued interest were converted into equity. We have funded the business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

      To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

      The Company cannot meet its working capital requirements without additional funding. The Company has been unable to obtain approval from the NASD Corporate Financing Department to conduct its selling securityholders secondary offering (the "Secondary") as well as to have its securities approved for listing on the NASD's OTC Bulletin Board. It is through the Secondary, or other means of financing, all of which are dependent upon the Company's securities being publicly traded, that the Company expects to commence commercial operations. NanoSensors believes that the gross proceeds of the Secondary, of approximately $1,537,500 if all of the Warrants offered are exercised, together with funds planned to be generated from operations, will be sufficient to support our operations over approximately the next 20 months. If 50% of the Warrants registered are exercised, the Company would receive gross proceeds of $768,750 which would be sufficient to support our operations for approximately 10 months. The Company would then take appropriate actions and reduce its product offerings to match available funds. These estimates assume that NanoSensors will be able to produce for sale its initial product, its handheld battery powered Model 10. Management believes that once it commences sales of its Model 10, it will generate adequate cash flow to provide liquidity needed for NanoSensor to continue as a going concern. If it does not obtain revenues and/or the exercise of Warrants, NanoSensors will need to obtain short term loans and equity funding from other sources. We would need to raise additional funds in order to produce other products currently in development. While on the other hand, if our initial products Model 10 and Model 100 are produced and sold, we expect to need additional equity to support the higher inventory and accounts receivable levels accompanying such sales. NanoSensors would seek to raise additional funds through a private placement of its services. The Company also intends to seek financing from U.S. government agencies, such as Department of Homeland Security and DARPA. Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated for there can be no assurance that we will be able to obtain such funds, if at all, from financial institutions, the exercise of the Warrants, or otherwise, on a basis deemed acceptable to it.

ITEM 3. CONTROLS AND PROCEDURES

      Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 28, 2005 and, based on that evaluation, concluded that, as of February 28, 2005, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There has not been any change in our internal control over financial reporting during our quarter ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

13.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 24, 2005.

                                        NanoSensors, Inc.


                                        /s/ Ted Wong
                                        ----------------------------------------
                                        Ted Wong
                                        President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of August 24, 2005


/s/ Ted Wong
----------------------------------------
Ted Wong
President, Chief Executive Officer and
Sole Director