Form 10QSB/A
period 2005-02-28
NANOSENSORS INC
filed 2005-08-29
CIK 1286648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended February 28, 2005

                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition Period From ______________To_______________

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

                                       N/A
      --------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changes
                                Since Last Report


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ] *

      * The Registration Statement (No. 333-117610) was declared effective on January 12, 2005.

      The revenues of the Registrant for the most recent fiscal year were: $ 0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $0.001 par value, 20,252,500 shares outstanding on August 19, 2005.


Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                NANOSENSORS, INC.

                                      INDEX

                                                                                                  Page(s)
PART I - FINANCIAL INFORMATION
     ITEM 1.    CONDENSED FINANCIAL STATEMENTS.....................................................  3

     Balance Sheets - February 28, 2005 (unaudited) and November 30, 2004..........................  3

     Statements of Operations for the Cumulative Period from December 23, 2003
                (date of inception) to February 28, 2005, The Three Months Ended
                February 28, 2005 and for the Period From
                December 23, 2003 (date of inception) to February 29, 2004 (unaudited).............  4

     Statement of Shareholders' Equity for the Period from
                December 23, 2003 (date of inception) to February 28, 2005 (unaudited).............  5

     Statements of Cash Flows for the Cumulative Period
                from December 23, 2003 (date of inception) to February 28, 2005,
                The Three Months Ended February 28, 2005 and for the Period From
                December 23, 2003 (date of inception) to February 29, 2004 (unaudited).............  6

     Notes to Financial Statements ................................................................  7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................................  9

     ITEM 3.    CONTROLS AND PROCEDURES............................................................ 14

PART II - OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS.................................................................. 14

     ITEM 2.    CHANGES IN SECURITIES.............................................................. 14

     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.................................................... 14

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................ 14

     ITEM 5.    OTHER INFORMATION.................................................................. 14

     ITEM 6.    EXHIBITS........................................................................... 15

Signatures    ..................................................................................... 16

Certifications..................................................................................... 17

                                      -2-

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                  February 28, 2005  November 30, 2004
                                                                                  -----------------  -----------------
                                                                                     (unaudited)
                                   - ASSETS -
CURRENT ASSETS:
     Cash and cash equivalents                                                    $              -   $          13,558
     Inventory                                                                               16,072             16,072
                                                                                  -----------------  -----------------

TOTAL CURRENT ASSETS                                                                         16,072             29,630
                                                                                  -----------------  -----------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,000 and $1,600,
     respectively                                                                             6,000              6,400
                                                                                  -----------------  -----------------

OTHER ASSETS:
     Licenses - net of amortization                                                          71,250             76,000
     Deposit                                                                                  3,000              3,000
                                                                                  -----------------  -----------------
                                                                                             74,250             79,000
                                                                                  -----------------  -----------------

TOTAL ASSETS                                                                      $          96,322  $         115,030
                                                                                  =================  =================

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Bank overdraft                                                               $           1,764  $              -
     Accounts payable and accrued expenses                                                  213,534            178,535
     Accounts and advances payable - related parties                                        109,018             68,217
                                                                                  -----------------  -----------------

TOTAL CURRENT LIABILITIES                                                                   324,316            246,752
                                                                                  -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value; 50,000,000 shares authorized; 20,252,500 and
        20,102,500 shares issued and outstanding in 2005 and 2004,
        respectively                                                                         20,253             20,103
     Additional paid-in capital                                                             619,524            589,674
     Deficit accumulated during the development stage                                      (867,771)          (741,499)
                                                                                  -----------------  -----------------
                                                                                           (227,994)          (131,722)
                                                                                  -----------------  -----------------
                                                                                  $          96,322  $         115,030
                                                                                  =================  =================

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                                          For the
                                                                        Cumulative
                                                                        Period from                      For the Period
                                                                         Inception                       from Inception
                                                                       (December 23,     Three Months     (December 23,
                                                                         2003) to            Ended          2003) to
                                                                        February 28,      February 28,    February 29,
                                                                           2005               2005            2004
                                                                     ---------------    ---------------  --------------
NET SALES                                                            $        11,688    $            -   $           -
                                                                     ---------------    ---------------  --------------
COSTS AND EXPENSES:

     General and administrative expense                                      363,723             19,338          36,007
     Interest expense                                                         18,604                 -            4,331
     Research and development                                                472,028            101,788         187,134
     Depreciation and amortization                                            25,750              5,150           5,150
     Interest income                                                            (646)                (4)             -
                                                                     ---------------    ---------------  --------------
TOTAL COSTS AND EXPENSES                                                     879,459            126,272         232,622
                                                                     ---------------    ---------------  --------------

LOSS BEFORE INCOME TAXES                                                    (867,771)          (126,272)       (232,622)

     Income tax expense                                                           -                  -               -
                                                                     ---------------    ---------------  --------------

NET LOSS                                                             $      (867,771)   $      (126,272) $     (232,622)
                                                                     ================   ===============  ==============



BASIC AND DILUTED NET LOSS PER SHARE                                 $         (.05)    $          (.01) $         (.07)
                                                                     ===============    ===============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         20,202,500       3,172,388
                                                                                        ===============  ==============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Deficit
                                                      Common Shares                Additional      Accumulated
                                           ----------------------------------       Paid-in         During the
                                                Shares             Amount           Capital      Development Stage        Total
                                           ---------------    ---------------   ---------------  -----------------   ---------------
BALANCE AT DECEMBER 23, 2003, INCEPTION                 -     $            -    $            -   $            -     $            -

   Issuance of common stock for license
     at $.001                                    5,000,000              5,000                -                -               5,000

   Issuance of common stock for services
     and expenses at $.001                      11,450,000             11,450                -                -              11,450

   Issuance of common stock for cash
     at $.05                                         9,500                 10               465               -                 475

   Issuance of common stock for cash
     at $.20 - net of issuance costs             2,750,000              2,750           460,250               -             463,000

   Issuance of common stock for
     cash - at $.05                                 88,000                 88             4,312               -               4,400

   Issuance of common stock for payment
     of debt at $.20                               620,000                620           123,380               -             124,000

   Issuance of common stock for expenses
     at $.0078                                     185,000                185             1,267               -               1,452

   Net loss                                             -                  -                 -          (741,499)          (741,499)
                                           ---------------    ---------------   ---------------  ----------------   ----------------

BALANCE AS OF NOVEMBER 30, 2004                 20,102,500             20,103           589,674         (741,499)          (131,722)

   Issuance of 150,000 shares for cash             150,000                150            29,850               -              30,000

   Net loss (unaudited)                                 -                  -                 -          (126,272)          (126,272)
                                           ---------------    ---------------   ---------------  ----------------   ----------------

BALANCE AS OF FEBRUARY 28, 2005
   (Unaudited)                                  20,252,500    $        20,253   $       619,524  $      (867,771)   $      (227,994)
   -----------                             ===============    ===============   ===============  ================   ================

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the
                                                                       Cumulative Period                   For the Period
                                                                         from Inception                    from Inception
                                                                         (December 23,      Three Months    (December 23,
                                                                             2003)             Ended          2003) to
                                                                        to February 28,     February 28,     February 29,
                                                                            2005                2005            2004
                                                                       ---------------     --------------  ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                        $      (867,771)    $     (126,272) $      (232,622)
     Adjustment to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                          25,750              5,150            5,150
         Issuance of common stock for expenses                                  12,902                 -             1,450
     Changes in assets and liabilities:
         Inventory                                                             (16,072)                -                -
         Bank overdraft                                                          1,764              1,764               -
         Accounts and advances payable                                         443,252             72,500          149,960
                                                                       ---------------     --------------  ---------------
           Net cash (used) by operating activities                            (400,175)           (46,858)         (76,062)
                                                                       ---------------     --------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment                                                    (8,000)                -            (8,000)
       Purchase of license                                                     (90,000)                -           (90,000)
       Deposit                                                                  (3,000)                -            (3,000)
                                                                       ---------------     --------------  ---------------
           Net cash (used) by investing activities                            (101,000)                -          (101,000)
                                                                       ---------------     --------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Loan proceeds                                                                -                  -           250,000
       Advances from officer                                                     3,300              3,300              -
       Proceeds from issuance of common stock                                  497,875             30,000              -
                                                                       ---------------     --------------  ---------------
           Net cash provided by financing activities                           501,175             33,300          250,000
                                                                       ---------------     --------------  ---------------

NET (INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                                -             (13,558)          72,938
       Cash and cash equivalents at beginning of period                             -              13,558               -
                                                                       ---------------     --------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $            -      $           -   $        72,938
                                                                       ===============     ==============  ===============

NON CASH FLOWS FROM OPERATING ACTIVITIES:
       For the Period From Inception to February 29, 2004 and cumulative to
         February 28, 2005, the Company issued 1,450,000 and 11,635,000 common shares for services rendered in the amount of $1,450 and $12,902, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
       Interest                                                        $        18,604     $           -   $            -
                                                                       ===============     ==============  ===============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                    Three Months Ended February 28, 2005 and
     For the Period from Inception (December 23, 2003) to February 29, 2004
                                    Unaudited

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

NOTE 2  -   GOING CONCERN:

            The Company will need additional working capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon expected sales, the exercising of outstanding warrants, and the proceeds from a contemplated common stock offering. The net proceeds from these sources are expected to meet the Company's needs for the coming year.

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

                                NANOSENSORS, INC.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (continued)
                    Three Months Ended February 28, 2005 and
     For the Period from Inception (December 23, 2003) to February 29, 2004
                                    Unaudited

NOTE 3  -   PURCHASE OF LICENSE:

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

            The license was determined by management to have a useful life of five years and is being amortized on the straight line method.

NOTE 4  -   SHAREHOLDERS' EQUITY:

            During the three month period ended February 28, 2005 the Company received $30,000 from the sale of 150,000 shares of its common stock.

NOTE 5 -    RELATED PARTY TRANSACTIONS:

            During the period ended February 28, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $3,300. These advances are non-interest bearing and are payable on demand. At February 28, 2005, accounts and advances payable to related parties included advances of $3,300 and also consulting fees payable.

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

Intellectual Property Assets

      NanoSensors owns no issued and no pending U.S. and Foreign patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, the value of patents, if any, will not be reflected on its condensed consolidated balance sheet.

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

Results of Operations for the Three Months Ended February 28, 2005 as Compared to the Period from Inception (December 23, 2003) to February 29, 2004

      For the three months ended February 28, 2005 ("Period 2005") and for the comparable period from inception (December 23, 2003) to February 29, 2004 ("Period 2004"), the Company had no sales. The Company is still in the development stage. For Period 2005, the Company incurred total costs and expenses of $126,272, whereas for Period 2004, the Company recorded total costs and expenses of $232,622. The

46% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan.

      General and administrative expenses for Period 2005 were $19,338, as compared with $36,007 for Period 2004. These expenses consist primarily of professional fees as a result of raising money through private placements and filings with the SEC, and consulting fees and rent.

      Research and development expenses for Period 2005 were $101,788, as compared with $187,134 in Period 2004. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist.

      Depreciation and amortization expense for both Period 2005 and Period 2004 was $5,150 primarily concerning office equipment and amortization of the license.

      Interest expense paid for Period 2004 was $4,331 with no interest expense for Period 2005. This resulted from: (a) $100,000 of 10% bridge notes issued in February 2004 which were converted into equity in May 2004; and (b) the issuance of an aggregate of $150,000 of promissory notes in December 2003 and January 2004 of which $120,000 was converted into equity in August 2004 and the remaining $30,000 was repaid also in August 2004, as described below.

Liquidity and Capital Resources at February 28, 2005

      The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. As of February 28, 2005, the Company had no cash on hand as compared with $13,558 at November 30, 2004. The Company has been unable to continue to operate without additional financing.

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

      During Period 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $3,300. These advances are non-interest bearing and are payable on demand.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized net losses of $126,277 and $232,622 for Period 2005 and 2004, respectively. Our independent auditors have included an explanatory paragraph in their audit opinion issued in connection with our financial statements as of and for the period ended November 30, 2004, which states that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern. See also Note 2 of Notes to Financial Statements included herein.

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

Plan of Operation

      The Company cannot meet its working capital requirements without additional funding. The Company has been unable to obtain approval from the NASD Corporate Financing Department to conduct its selling securityholders secondary offering (the "Secondary") as well as to have its securities approved for listing on the NASD's OTC Bulletin Board. It is through the Secondary, or other means of financing, all of which are dependent upon the Company's securities being publicly traded, that the Company expects to commence commercial operations. NanoSensors believes that the gross proceeds of the Secondary, of approximately $1,537,500 if all of the Warrants offered are exercised, together with funds planned to be generated from operations, will be sufficient to support our operations over approximately the next 20 months. If 50% of the Warrants registered are exercised, the Company would receive gross proceeds of $768,750 which would be sufficient to support our operations for approximately 10 months. The Company would then take appropriate actions and reduce its product offerings to match available funds. These estimates assume that NanoSensors will be able to produce for sale its initial product, its handheld battery powered Model 10. Management believes that once it commences sales of its Model 10, it will generate adequate cash flow to provide liquidity needed for NanoSensor to continue as a going concern. If it does not generated cash from revenues and/or the exercise of Warrants, NanoSensors will need to obtain short term loans and equity funding from other sources. We would need to raise additional funds in order to produce other products currently in development. While on the other hand, if our initial products Model 10 and Model 100 are produced and sold, we expect to need additional equity to support the higher inventory and accounts receivable levels accompanying such sales. NanoSensors would seek to raise additional funds through a private placement of its services. The Company also intends to seek financing from U.S. government agencies, such as Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated, there can be no assurance that we will be able to obtain such funds, if at all, from financial institutions, the exercise of the Warrants, or otherwise, on a basis deemed acceptable.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.    OTHER INFORMATION


ITEM 6.    EXHIBITS

31.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this August 29, 2005.


                                NanoSensors, Inc.

                                /s/ Ted Wong
                                --------------------------------------
                                Ted Wong
                                President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of August 29, 2005


/s/ Ted Wong
--------------------------------------
Ted Wong
President, Chief Executive Officer and
Sole Director