Form 10QSB
period 2005-05-31
NANOSENSORS INC
filed 2005-08-29
CIK 1286648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period Ended May 31, 2005

                                    or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period From _______________To ________________

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

                                       N/A
       ------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changes
                                Since Last Report


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

Common Stock, $0.001 par value 20,252,500 shares outstanding on August 19, 2005.


Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                NANOSENSORS, INC.

                                      INDEX

                                                                                         Page(s)
PART I.  FINANCIAL INFORMATION

         ITEM 1. CONDENSED FINANCIAL STATEMENTS............................................ 3

Balance Sheets - May 31, 2005 (unaudited) and November 30, 2004............................ 3

Statements of Operations for the Cumulative Period from December 23, 2003 (date of inception) to May 31, 2005. The Six Months Ended May 31, 2005, the
         Period From December 23, 2003 (date of inception) to May 31, 2004 and
         The Three Months Ended May 31, 2005 and 2004 (unaudited) ......................... 4

Statement of Shareholders' Equity for the Period
         from December 23, 2003 (date of inception) to May 31, 2005 (unaudited) ........... 5

Statements of Cash Flows for the Cumulative Period from December 23, 2003 (date of inception) to May 31, 2005. The Six Months Ended May 31, 2005 and
         for the Period From December 23, 2003, (date of inception) to
         May 31, 2004 (unaudited) ......................................................... 6

Notes to Financial Statements ............................................................. 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................. 10

         ITEM 3. CONTROLS AND PROCEDURES................................................... 15

PART II.  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS......................................................... 16

         ITEM 2. CHANGES IN SECURITIES..................................................... 16

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................... 16

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................... 16

         ITEM 5. OTHER INFORMATION......................................................... 16

         ITEM 6. EXHIBITS.................................................................. 17

Signatures................................................................................. 18

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                    May 31, 2005     November 30, 2004
                                                                                  -----------------  -----------------
                                                                                     (unaudited)
                                - ASSETS -

CURRENT ASSETS:
     Cash and cash equivalents                                                    $             187  $          13,558
     Inventory                                                                               16,072             16,072
                                                                                  -----------------  -----------------

TOTAL CURRENT ASSETS                                                                         16,259             29,630
                                                                                  -----------------  -----------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,400 and $1,600,
   respectively                                                                               5,600              6,400
                                                                                  -----------------  -----------------
OTHER ASSETS:
     Licenses - net of amortization                                                          66,500             76,000
     Deposit                                                                                  3,000              3,000
                                                                                  -----------------  -----------------

                                                                                             69,500             79,000
                                                                                  -----------------  -----------------

TOTAL ASSETS                                                                      $          91,359  $         115,030
                                                                                  =================  =================

                 - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                        $         220,535  $         178,535
     Accounts and advances payable - related parties                                        112,817             68,217
                                                                                  -----------------  -----------------

TOTAL CURRENT LIABILITIES                                                                   333,352            246,752
                                                                                  -----------------  -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value; 50,000,000 shares authorized; 20,252,500 and
        20,102,500 shares issued and outstanding in 2005 and 2004,
        respectively                                                                         20,253             20,103
     Additional paid-in capital                                                             619,524            589,674
     Deficit accumulated during the development stage                                      (881,770)          (741,499)
                                                                                  -----------------  -----------------
                                                                                           (241,993)          (131,722)
                                                                                  -----------------  -----------------
                                                                                  $          91,359  $         115,030
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

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                      For the
                                     Cumulative
                                    Period from                        For the Period
                                     Inception                         from Inception
                                   (December 23,       Six Months       (December 23,     Three Months     Three Months
                                      2003) to       Ended May 31,        2003) to           Ended            Ended
                                    May 31, 2005          2005          May 31, 2004      May 31, 2005     May 31, 2004
                                  ---------------   ----------------  ---------------   ---------------   ---------------
NET SALES                         $        11,688   $            -    $            -    $            -    $            -
                                  ---------------   ---------------   ---------------   ---------------   ---------------

COSTS AND EXPENSES:
     General and administrative
       expense                            372,572            28,187            67,743             8,849            31,736
     Interest expense                      18,604                -              5,028                -                697
     Research and development             472,028           101,788           297,506                -            110,372
     Depreciation and
       amortization                        30,900            10,300            10,300             5,150             5,150
     Interest income                         (646)               (4)             (456)               -               (456)
                                  ---------------   ----------------  ---------------   ---------------   ---------------
TOTAL COSTS AND EXPENSES                  893,458           140,271           380,121            13,999           147,499
                                  ---------------   ---------------   ---------------   ---------------   ---------------

LOSS BEFORE INCOME TAXES                 (881,770)         (140,271)         (380,121)          (13,999)         (147,499)

     Income tax expense                        -                 -                 -                 -                 -
                                  ---------------   ---------------   ---------------   ---------------   ---------------

NET LOSS                          $      (881,770)  $      (140,271)  $      (380,121)  $       (13,999)  $      (147,499)
                                  ===============   ===============   ===============   ===============   ===============


BASIC AND DILUTED NET LOSS PER
   SHARE                          $          (.05)  $          (.01)  $          (.03)  $          (.00)  $          (.01)
                                  ===============   ===============   ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                             20,212,940        12,349,045        20,252,500        18,942,391
                                                    ===============   ===============   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        ---------------------------------
                                   (Unaudited)

                                                                                                   Deficit
                                                          Common Shares          Additional      Accumulated
                                                    -------------------------     Paid-in        During the
                                                       Shares        Amount       Capital      Development Stage      Total
                                                    ------------  -----------   ------------  ----------------   ----------------
BALANCE AT DECEMBER 23, 2003, INCEPTION                           $        -    $         -   $            -     $            -

   Issuance of common stock for license at $.001       5,000,000        5,000             -                -               5,000

   Issuance of common stock for services and
      expenses at $.001                               11,450,000       11,450             -                -              11,450

   Issuance of common stock for cash at $.05               9,500           10            465               -                 475

   Issuance of common stock for cash at $.20 - net
      of issuance costs                                2,750,000        2,750        460,250               -             463,000

   Issuance of common stock for cash - at $.05            88,000           88          4,312               -               4,400

   Issuance of common stock for payment of debt
      at $.20                                            620,000          620        123,380               -             124,000

   Issuance of common stock for expenses at $.0078       185,000          185          1,267               -               1,452

   Net loss                                                   -            -              -          (741,499)          (741,499)
                                                    ------------  -----------   ------------  ----------------   ----------------
BALANCE AS OF NOVEMBER 30, 2004                       20,102,500       20,103        589,674         (741,499)          (131,722)

   Issuance of 150,000 shares for cash                   150,000          150         29,850               -              30,000

   Net loss (Unaudited)                                       -            -              -          (140,271)          (140,271)
                                                    ------------  -----------   ------------  ----------------   ----------------
BALANCE AS OF MAY 31, 2005 (UNAUDITED)                20,252,500  $    20,253   $    619,524  $      (881,770)   $      (241,993)
                                                    ============  ===========   ============  ================   ================

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                     PAGE 1 OF 2

                                                                                                For the Period from
                                      For the Cumulative Period                                      Inception
                                     from Inception (December 23,       Six Months Ended       (December 23, 2003) to
                                        2003) to May 31, 2005            May 31, 2005               May 31, 2004
                                     ---------------------------    ---------------------     --------------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net loss                             $      (881,770)              $      (140,271)             $      (380,121)
    Adjustment to reconcile net
     loss to net cash utilized by
     operating activities:
      Depreciation and amortization              30,900                        10,300                       10,300
      Issuance of common stock for
       expenses                                  12,902                            -                         1,450
    Changes in assets and
     liabilities:
      Inventory                                 (16,072)                           -                       (16,072)
      Prepaid expense and other
       current assets                                -                             -                       (31,983)
      Accounts and advances
       payable and accrued expenses             450,252                        79,500                      150,726
                                        ---------------               ---------------              ---------------
       Net cash (used) by
        operating activities                   (403,788)                      (50,471)                    (265,700)
                                        ---------------               ---------------              ---------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
   Purchase of equipment                         (8,000)                           -                        (8,000)
   Purchase of license                          (90,000)                           -                       (90,000)
   Deposit                                       (3,000)                           -                        (3,000)
                                        ---------------               ---------------              ---------------
       Net cash (used) by
        investing activities                   (101,000)                           -                      (101,000)
                                        ---------------               ---------------              ---------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Loan proceeds                                     -                             -                       250,000
   Advances from officer                          7,100                         7,100                           -
   Proceeds from issuance of
    common stock                                497,875                        30,000                      379,325
                                        ---------------               ---------------              ---------------
       Net cash provided by
        financing activities                    504,975                        37,100                      629,325
                                        ---------------               ---------------              ---------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              187                       (13,371)                     262,625
   Cash and cash equivalents at
    beginning of period                              -                         13,558                           -
                                        ---------------               ---------------              ---------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                             $           187               $           187              $       262,625
                                        ===============               ===============              ===============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                                                     PAGE 2 OF 2

NON CASH FLOWS FROM OPERATING ACTIVITIES:
    For the Period From Inception to
      May 31, 2004 and Cumulative to
      May 31, 2005, the Company issued
      1,450,000 and 11,635,000 Common
      Shares for services rendered
      in the amount of $1,450 and
      $12,902, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest                            $        18,604               $            -               $         5,028
                                        ===============               ===============              ===============


















   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                        Six Months Ended May 31, 2005 and
        for the Period From Inception (December 23, 2003) to May 31, 2004
                                    Unaudited

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

            In the opinion of management, the accompanying unaudited interim condensed financial statements of NanoSensors, Inc. contain all adjustments necessary to present fairly the Company's financial position as of May 31, 2005 and the results of its operations and cash flows for the six months ended May 31, 2005, the period from inception (December 23, 2003) to May 31, 2004 and the period from inception (December 23, 2003) to May 31, 2005. The results of operations for the six months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                                NANOSENSORS, INC.
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (continued)
                        Six Months Ended May 31, 2005 and
        for the Period From Inception (December 23, 2003) to May 31, 2004
                                    Unaudited

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

            During the six month period ended May 31, 2005 the Company received $30,000 from the sale of 150,000 shares of its Common Stock.

NOTE 5  -   RELATED PARTY TRANSACTIONS:

            During the period ended May 31, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $7,100. These advances are non-interest bearing and are payable upon demand. At May 31, 2005, accounts and advances payable to related parties include advances of $7,100 and also consulting fees payable.

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

Income Taxes

      The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the period ended May 31, 2005.

Advertising

      Advertising and marketing costs will be expensed as incurred. No advertising and marketing costs were incurred for the period ended May 31, 2005.

Earnings (Loss) Per Share of Common Stock

      Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the periods presented since the Company reported losses and to do so would be anti-dilutive for periods presented.

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

Results of Operations for the Three Months Ended May 31, 2005 as Compared to the Three Months Ended May 31, 2004.

      For the three months ended May 31, 2005 and for the three months ended May 31, 2004, the Company had no sales. The Company is still in the development stage. Therefore, during the three months ended May 31, 2005, the Company incurred general and administrative expenses of only $8,849, as it had minimal operations. For the three months ended May 31, 2005, the Company incurred total costs and expenses of $13,999, whereas for the three months ended May 31, 2004, the Company recorded total costs and expenses of $147,499. The 91% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan.

      Research and development expenses for the three months ended May 31, 2004 were $110,372, as compared with no research and development expenses in the three months ended May 31, 2005. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist.

      Depreciation and amortization expense for both the three month period ended May 31, 2005 and the three months ended May 31, 2004 was $5,150 primarily concerning office equipment and amortization of the license.

      Interest expense incurred for the three month period ended May 31, 2004 was $697 with no interest expense for the three month period ended May 31, 2005.

Results of Operations for the Six Months Ended May 31, 2005 as Compared to the Period from Inception (December 23, 2003) to May 31, 2004.

      For the six months ended May 31, 2005 ("Period 2005") and for the comparable period from inception (December 23, 2003) to May 31, 2004 ("Period 2004"), the Company had no sales. The Company is still in the development stage. For Period 2005, the Company incurred total costs and expenses of $140,271, whereas for Period 2004, the Company recorded total costs and expenses of $380,121. The 63% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan.

      General and administrative expenses for Period 2005 were $28,187, as compared with $67,743 for Period 2004. These expenses consist primarily of professional fees as a result of raising money through private placements and filings with the SEC, and consulting fees and rent.

      Research and development expenses for Period 2005 were $101,788, as compared with $297,506 in Period 2004. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist.

      Depreciation and amortization expense for both the Period 2005 and Period 2004 was $10,300, primarily concerning office equipment and amortization of the license.

      Interest expense incurred for Period 2004 was $5,028 with no interest expense for Period 2005. This resulted from: (a) $100,000 of 10% bridge notes issued in February 2004 which were converted into equity in May 2004; and (b) the issuance of an aggregate of $150,000 of promissory notes in December 2003 and January 2004 of which $120,000 was converted into equity in August 2004 and the remaining $30,000 was repaid also in August 2004, as described below.

Liquidity and Capital Resources at May 31, 2005

      The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. As of May 31, 2005, the Company had $187 cash on hand, as compared with $13,558 at November 30, 2004. The Company has been unable to continue to operate without additional financing.

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

      During Period 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $7,100. These advances are non-interest bearing and are payable upon demand.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized net losses of $140,271 and $380,121 for Period 2005 and Period 2004, respectively. Our independent auditors have included an explanatory paragraph in their audit opinion issued in connection with our financial statements as of and for the period ended November 30, 2004, which states that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern. See also Note 2 of Notes to Financial Statements included herein.

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

      The Company had a working capital deficit of $317,093 at May 31, 2005, as compared with $217,122 at November 30, 2004. In August 2004, $120,000 of current notes payable and accrued interest were converted into equity. We have funded the business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

      To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

      The Company cannot meet its working capital requirements without additional funding. The Company has been unable to obtain approval from the NASD Corporate Financing Department to conduct its selling securityholders secondary offering (the "Secondary") as well as to have its securities approved for listing on the NASD's OTC Bulletin Board. It is through the Secondary, or other means of financing, all of which are dependent upon the Company's securities being publicly traded, that the Company expects to commence commercial operations. NanoSensors believes that the gross proceeds of the Secondary, of approximately $1,537,500 if all of the Warrants offered are exercised, together with funds planned to be generated from operations, will be sufficient to support our operations over approximately the next 20 months. If 50% of the Warrants registered are exercised, the Company would receive gross proceeds of $768,750 which would be sufficient to support our operations for approximately 10 months. The Company would then take appropriate actions and reduce its product offerings to match available funds. These estimates assume that NanoSensors will be able to produce for sale its initial product, its handheld battery powered Model 10. Management believes that once it commences sales of its Model 10, it will generate adequate cash flow to provide liquidity needed for NanoSensors to continue as a going concern. If it does not generate cash from revenues and/or the exercise of Warrants, NanoSensors will need to obtain short term loans and equity funding from other sources. We would need to raise additional funds in order to produce other products currently in development. While on the other hand, if our initial products Model 10 and Model 100 are produced and sold, we expect to need additional equity to support the higher inventory and accounts receivable levels accompanying such sales. NanoSensors would seek to raise additional funds through a private placement of its services. The Company also intends to seek financing from U.S. government agencies, such as Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated, there can be no assurance that we will be able to obtain such funds, if at all, from financial institutions, the exercise of the Warrants, or otherwise, on a basis deemed acceptable.

ITEM 3. CONTROLS AND PROCEDURES

      Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of May 31, 2005 and, based on that evaluation, concluded that, as of May 31, 2005, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There has not been any change in our internal control over financial reporting during our quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

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