Form 10QSB
period 2005-08-31
NANOSENSORS INC
filed 2005-10-24
CIK 1286648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
       Act of 1934.

                 For the Quarterly Period Ended August 31, 2005

                                       or

   [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange
       Act of 1934.

    For the Transition Period From ____________________ To __________________

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

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changes
                                Since Last Report


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

Common Stock, $0.001 par value 20,252,500 shares outstanding on October 17,
2005.


Transitional Small Business Disclosure Format (check one):        Yes [ ] No [X]

                                NANOSENSORS, INC.

                                      INDEX


                                                                                                                Page(s)
PART I.  FINANCIAL INFORMATION
         ITEM 1. CONDENSED FINANCIAL STATEMENTS................................................................... 3

Balance Sheets - August 31, 2005 (unaudited) and November 30, 2004................................................ 3

Statements of Operations for the Cumulative Period from December 23, 2003 (date of inception) to August 31, 2005. The Nine Months Ended August 31,
         2005, the Period From December 23, 2003 (date of inception) to August
         31, 2004 and The Three Months Ended August 31, 2005 and 2004 (unaudited)................................. 4

Statements of Cash Flows for the Cumulative Period from December 23, 2003 (date of inception) to August 31, 2005 The Nine Months Ended August 31, 2005
         and for the Period From December 23, 2003 (date of inception) to August 31, 2004 (unaudited)............. 5

Statement of Shareholders' Equity for the Period from December 23, 2003 (date of inception)
         to August 31, 2005 (unaudited)........................................................................... 7

Notes to Financial Statements .................................................................................... 8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............10

         ITEM 3. CONTROLS AND PROCEDURES..........................................................................15

PART II.  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS................................................................................16

         ITEM 2. CHANGES IN SECURITIES............................................................................16

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................16

         ITEM 5. OTHER INFORMATION................................................................................16

         ITEM 6. EXHIBITS.........................................................................................17

Signatures........................................................................................................18

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                                   August 31, 2005   November 30, 2004
                                                                                     (unaudited)         (audited)
                                                                                  -----------------  -----------------
                                   - ASSETS -
CURRENT ASSETS:
     Cash and cash equivalents                                                    $              -   $          13,558
     Inventory                                                                               16,072             16,072
                                                                                  -----------------  -----------------

TOTAL CURRENT ASSETS                                                                         16,072             29,630
                                                                                  -----------------  -----------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,800 and $1,600,
   respectively                                                                               5,200              6,400
                                                                                  -----------------  -----------------

OTHER ASSETS:
     Licenses - net of amortization                                                          61,750             76,000
     Deposit                                                                                  3,000              3,000
                                                                                  -----------------  -----------------

                                                                                             64,750             79,000
                                                                                  -----------------  -----------------

TOTAL ASSETS                                                                      $          86,022  $         115,030
                                                                                  =================  =================

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Cash overdraft                                                               $             545  $              -
     Accounts payable and accrued expenses                                                  249,597            178,535
     Accounts and advances payable - related parties                                        112,817             68,217
                                                                                  -----------------  -----------------

TOTAL CURRENT LIABILITIES                                                                   362,959            246,752
                                                                                  -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value; 50,000,000 shares authorized; 20,252,500 and
        20,102,500 shares issued and outstanding in 2005 and 2004,
        respectively                                                                         20,253             20,103
     Additional paid-in capital                                                             619,524            589,674
     Deficit accumulated during the development stage                                      (916,714)          (741,499)
                                                                                  -----------------  -----------------
                                                                                           (276,937)          (131,722)
                                                                                  -----------------  -----------------
                                                                                  $          86,022  $         115,030
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

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                      For the
                                     Cumulative                           For the
                                    Period from                         Period from
                                     Inception                           Inception
                                   (December 23,      Nine Months      (December 23,      Three Months      Three Months
                                  2003) to August    Ended August     2003) to August     Ended August      Ended August
                                     31, 2005          31, 2005           31, 2004          31, 2005          31, 2004
                                  ---------------   ---------------   ---------------   ---------------   --------------
NET SALES                         $        11,688   $            -    $            -    $            -    $            -
                                  ---------------   ---------------   ---------------   ---------------   --------------
COSTS AND EXPENSES:
     General and administrative
       expense                            312,366            57,981           112,520            29,794            44,476
     Interest expense                      18,604                -              5,691                -                663
     Research and development             562,028           101,788           392,092                -             94,586
     Depreciation and
       amortization                        36,050            15,450            15,450             5,150             5,150
     Interest income                         (646)               (4)             (668)               -               (212)
                                  ----------------  ----------------  ----------------  ---------------   ----------------
TOTAL COSTS AND EXPENSES                  928,402           175,215           525,085            34,944           144,663
                                  ---------------   ---------------   ---------------   ---------------   ----------------

LOSS BEFORE INCOME TAXES                 (916,714)         (175,215)         (525,085)          (34,944)         (144,663)

     Income tax expense                        -                 -                 -                 -                 -
                                  ---------------   ---------------   ---------------   ---------------   ---------------

NET LOSS                          $      (916,714)  $      (175,215)  $      (525,085)  $       (34,944)  $      (144,663)

BASIC AND DILUTED NET LOSS PER
   SHARE                          $          (.05)  $          (.01)  $          (.03)  $          (.00)   $         (.01)
                                  ===============   ===============   ===============   ===============   ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING           18,122,918        20,243,193        15,115,927        20,252,500        19,883,152
                                  ===============   ===============   ===============   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                                                     PAGE 1 OF 2


                                       For the Cumulative Period                               For the Period from
                                            from Inception                                          Inception
                                         (December 23, 2003)         Nine Months Ended         (December 23, 2003)
                                          to August 31, 2005          August 31, 2005           to August 31, 2004
                                     -----------------------------   ------------------       ---------------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net loss                          $      (916,714)                $      (175,215)         $      (525,085)
    Adjustment to reconcile net
     loss to net cash utilized by
     operating activities:
      Depreciation and amortization           36,050                          15,450                   15,450
      Issuance common capital
       stock for expenses                     12,902                              -                     1,450
    Changes in assets and
     liabilities:
      Inventory                              (16,072)                             -                   (16,072)
      Prepaid expense and other
       current assets                             -                               -                   (64,583)
      Bank Overdraft                             545                             545                            -
      Accounts payable and
       accrued expenses                      479,314                         108,562                  349,255
                                     ---------------                 ---------------          ---------------
       Net cash (used) in
        operating activities                (403,975)                        (50,658)                (239,585)
                                     ----------------                ----------------         ----------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
   Purchase of equipment                      (8,000)                             -                    (8,000)
   Purchase of license                       (90,000)                             -                   (90,000)
   Deposit                                    (3,000)                             -                    (3,000)
                                     ----------------                ---------------          ----------------
       Net cash (used) in
        investing activities                (101,000)                             -                  (101,000)
                                     ----------------                ---------------          ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Advances from officer                       7,100                           7,100                       -
   Proceeds from issuance of
    common stock                             497,875                          30,000                  379,325
                                     ---------------                 ---------------          ---------------
       Net cash provided by
        financing activities                 504,975                          37,100                  379,325
                                     ---------------                 ---------------          ---------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            -                          (13,558)                  38,740
   Cash and cash equivalents at
    beginning of period                           -                           13,558                       -
                                     ---------------                 ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                          $            -                  $            -           $        38,740
                                     ===============                 ===============          ===============

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     PAGE 2 OF 2

NON CASH FLOWS FROM OPERATING ACTIVITIES:
       Issuance of 11,635,000 common
         shares for services               $        14,352         $            -          $         6,450
                                           ===============         ===============         ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
       Interest                            $        18,604         $            -          $         5,028
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

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        ---------------------------------
                                   (Unaudited)

                                                                           Common Shares              Additional
                                                                 ----------------------------------     Paid-in
                                                                      Shares             Amount         Capital
                                                                 ---------------    ---------------   ---------------
BALANCE AT DECEMBER 23, 2003, INCEPTION                                             $            -    $            -

   Issuance of common stock for license at $.001                       5,000,000              5,000                -

   Issuance of common stock for services and expenses at $.001        11,450,000             11,450                -

   Issuance of common stock for cash at $.05                               9,500                 10               465

   Issuance of common stock for cash at $.20 - net of issuance
     costs                                                             2,750,000              2,750           460,250

   Issuance of common stock for note receivable - at $.05 -
     paid in June 2004                                                    88,000                 88             4,312

   Issuance of common stock for payment of debt at $.20                  620,000                620           123,380

   Issuance of common stock for expenses at $.0078                       185,000                185             1,267

   Net loss                                                                   -                  -                 -
                                                                 ---------------    ---------------   ---------------

BALANCE AS OF NOVEMBER 30, 2004                                       20,102,500             20,103           589,674

   Issuance of 150,000 shares for cash                                   150,000                150            29,850

   Net loss (Unaudited)                                                       -                  -                 -
                                                                 ---------------    ---------------   ---------------

BALANCE AS OF AUGUST 31, 2005 (UNAUDITED)                             20,252,500    $        20,253   $       619,524
                                                                 ===============    ===============   ===============


                                                                  Deficit Accumulated
                                                                      During the
                                                                   Development Stage            Total
                                                                  -------------------     ----------------
BALANCE AT DECEMBER 23, 2003, INCEPTION                            $            -          $            -

   Issuance of common stock for license at $.001                                -                    5,000

   Issuance of common stock for services and expenses at $.001                  -                   11,450

   Issuance of common stock for cash at $.05                                    -                      475

   Issuance of common stock for cash at $.20 - net of issuance
     costs                                                                      -                  463,000

   Issuance of common stock for note receivable - at $.05 -
     paid in June 2004                                                          -                    4,400

   Issuance of common stock for payment of debt at $.20                         -                  124,000

   Issuance of common stock for expenses at $.0078                              -                    1,452

   Net loss                                                               (741,499)               (741,499)
                                                                   ----------------        ----------------

BALANCE AS OF NOVEMBER 30, 2004                                           (741,499)               (131,722)

   Issuance of 150,000 shares for cash                                          -                   30,000

   Net loss (Unaudited)                                                   (175,215)               (175,215)
                                                                   ----------------        ----------------

BALANCE AS OF AUGUST 31, 2005 (UNAUDITED)                          $      (916,714)        $      (276,937)
                                                                   ================        ================

   The accompanying notes are an integral part of these financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2005


NOTE 1  -  DESCRIPTION OF COMPANY/BASIS OF PRESENTATION:

           NanoSensors, Inc. (the "Company"), was incorporated under the laws of the state of Nevada on December 23, 2003 with authorized common stock of 50,000,000 shares at $.001 par value.

           The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company continues to report as a development stage company pursuant to SFAS No. 7 since it has not commenced any significant operations and generated any revenues.

           In the opinion of management, the accompanying unaudited interim condensed financial statements of NanoSensors, Inc. contain all adjustments necessary to present fairly the Company's financial position as of August 31, 2005 and November 30, 2004 and the results of its operations and cash flows for the cumulative period from inception (December 23, 2003) to August 31, 2005, the nine months ended August 31, 2005, the period from inception (December 23, 2003) to August 31, 2004 and the three months ended August 31, 2005 and 2004. The results of operations for the nine months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3  -  PURCHASE OF LICENSE:

           On December 11, 2003, the Company purchased a worldwide, perpetual, exclusive, marketing license from Axiom Corp and Matt Zuckerman for the use of, and further development of, sensor technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 5,000,000 common shares of stock, with an estimated value of $5,000, and a consulting agreement, which provides for a monthly fee of $8,500, as revised on May 1, 2004, to be paid for the further development of the sensors. During the term of the consulting agreement all technology for detecting explosives, chemicals, and biological agents, developed and ready for patent application will be assigned to the Company.

           The license was determined by management to have a useful life of five years and is being amortized on the straight line method.

NOTE 4  -  SHAREHOLDERS' EQUITY:

           During the nine month period ended August 31, 2005, the Company received $30,000 from the sale of 150,000 shares of its common stock.

NOTE 5  -  RELATED PARTY TRANSACTIONS:

           During the period ended August 31, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $7,100. These advances are non-interest bearing and are payable upon demand. At August 31, 2005, accounts and advances payable to related parties also include consulting fees payable.

      Unless the context requires otherwise, references in this Quarterly Report to "NanoSensors", "the Company", "we", "our" and "us" refer to NanoSensors, Inc.

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

      At times NanoSensors maintains cash and cash equivalent balances at financial institutions which are not insured by the Federal Deposit Insurance Corporation for amounts over $100,000, but are otherwise in financial institutions of high credit quality.

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

Intellectual Property Assets

      NanoSensors owns no issued and no pending U.S. and Foreign patents. Under present accounting principles generally accepted in the United States of America, and FASB 142, the value of patents, if any, will not be reflected on its condensed balance sheet. See also Note 3 to the notes to financial statements.

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

Income Taxes

      An income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the period ended August 31, 2005. Deferred tax assets due to operating losses aggregated approximately $365,000 at August 31, 2005. We have established a 100% valuation allowance against this asset until it is more likely than not to be realized.

Advertising

      Advertising and marketing costs will be expensed as incurred. No advertising and marketing costs were incurred for the period ended August 31, 2005.

Earnings (Loss) Per Share of Common Stock

      Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the periods presented since the Company reported losses and to do so would be anti-dilutive for periods presented.

Fair Value of Financial Instruments

      The carrying amounts reported in the balance sheet are considered by management to be their estimated fair values for cash and cash equivalents, accounts payable and accrued expenses because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

      Currently employee stock awards under NanoSensors' compensation plans will be accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. NanoSensors will provide the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123.

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

Results of Operations for the Three Months Ended August 31, 2005 as Compared to the Three Months Ended August 31, 2004.

      For the three months ended August 31, 2005 and for the three months ended August 31, 2004, the Company had no sales. The Company is still in the development stage. For the three months ended August 31, 2005, the Company incurred total costs and expenses of $34,944, whereas for the three months ended August 31, 2004, the Company recorded total costs and expenses of $144,663. The 76% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan.

      During the three months ended August 31, 2005, the Company incurred general and administrative expenses of only $29,794, as it had minimal operations, compared with $44,476 for the three month period ended August 31, 2004.

      Research and development expenses for the three months ended August 31, 2004 were $94,586, as compared with no research and development expenses in the three months ended August 31, 2005. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist.

      Depreciation and amortization expense for both the three month period ended August 31, 2005 and the three months ended August 31, 2004 was $5,150 primarily concerning office equipment and amortization of the license.

      Interest expense incurred for the three month period ended August 31, 2004 was $663 with no interest expense for the three month period ended August 31, 2005.

Results of Operations for the Nine Months Ended August 31, 2005 as Compared to the Period from Inception (December 23, 2003) to August 31, 2004.

      For the nine months ended August 31, 2005 ("Period 2005") and for the comparable period from inception (December 23, 2003) to August 31, 2004 ("Period 2004"), the Company had no sales. The Company is still in the development stage. For Period 2005, the Company incurred total costs and expenses of $175,215, whereas for Period 2004, the Company recorded total costs and expenses of $525,085. The 67% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan.

      General and administrative expenses for Period 2005 were $57,981, as compared with $112,520 for Period 2004. These expenses consist primarily of professional fees as a result of raising money through private placements and filings with the SEC, and consulting fees and rent.

      Research and development expenses for Period 2005 were $101,788, as compared with $392,092 in Period 2004. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its Chief Scientist.

      Depreciation and amortization expense for both the Period 2005 and Period 2004 was $15,450, primarily concerning office equipment and amortization of the license.

      Interest expense incurred for Period 2004 was $5,691 with no interest expense for Period 2005. This resulted from: (a) $100,000 of 10% bridge notes issued in February 2004 which were converted into equity in May 2004; and (b) the issuance of an aggregate of $150,000 of promissory notes in December 2003 and January 2004 of which $120,000 was converted into equity in August 2004 and the remaining $30,000 was repaid also in August 2004, as described below.

Liquidity and Capital Resources at August 31, 2005

      The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. As of August 31, 2005, the Company had no cash on hand, as compared with $13,558 at November 30, 2004. The Company has been unable to continue to operate without additional financing.

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

      In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell on a "best efforts" basis, $550,000 of its securities in a private offering the "April 2004 Private Placement." The private placement of units each consisted of one share of common stock and one Class A Warrant to purchase one share of Common Stock for five years at $.30 per share. On April 26, 2004, NanoSensors closed on the entire $550,000 of private placement units. This included the exchange of ($100,000) of Bridge Notes for private placement units. In addition, the placement agent received warrants to purchase 50% of the units sold in the equity offering at the same offering price of $.20 per unit exercisable until April 30, 2009. The $463,000 of net proceeds were used by NanoSensors for technology and product development, marketing, business development and general and administrative expenses. The bulk of the development work, to date, has been on sensor technology development, including the development of the porous silicon sensor to be installed into the working prototype of the handheld-battery powered Model 10, as well as sensors to be used in NanoSensors perimeter-line powered model 100.

      During Period 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $7,100. These advances are non-interest bearing and are payable upon demand.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized net losses of $175,215 and $525,085 for Period 2005 and Period 2004, respectively. Our independent auditors have included an explanatory paragraph in their audit opinion issued in connection with our financial statements as of and for the period ended November 30, 2004, which states that our recurring losses since inception raises substantial doubt about our ability to continue as a going concern. See also Note 2 of Notes to Financial Statements included herein.

      Management believes that our current level of general and administrative expenses and research and development expenditures are necessary to accomplish the Company's business strategy, and to further decrease these activities might jeopardize the Company's ability to carry out our business strategy. The Company has curtailed its activities as of the date of this report until it is able to obtain additional financing.

      The Company had a working capital deficit of $346,887 at August 31, 2005, as compared with $217,122 at November 30, 2004. In August 2004, $120,000 of current notes payable and accrued interest were converted into equity. We have funded the business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

      To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

      The Company cannot meet its working capital requirements without additional funding. Until October 2005, the Company had been unable to obtain approval from the NASD Corporate Financing Department to conduct its selling securityholders secondary offering (the "Secondary") as well as to have its securities approved for listing on the OTC Bulletin Board. It is through the Secondary, or other means of financing, all of which are dependent upon the Company's securities being publicly traded, that the Company expects to commence commercial operations. NanoSensors believes that the gross proceeds of the Secondary, of approximately $1,537,500 if all of the Warrants offered are exercised, together with funds planned to be generated from operations, will be sufficient to support our operations over approximately the next 20 months. If 50% of the Warrants registered are exercised, the Company would receive gross proceeds of $768,750 which would be sufficient to support our operations for approximately 10 months. The Company would then take appropriate actions and reduce its product offerings to match available funds. These estimates assume that NanoSensors will be able to produce for sale its initial product, its handheld battery powered Model 10. Management believes that once it commences sales of its Model 10, it will generate adequate cash flow to provide liquidity needed for NanoSensors to continue as a going concern. If it does not generate cash from revenues and/or the exercise of Warrants, NanoSensors will need to obtain short term loans and equity funding from other sources. We would need to raise additional funds in order to produce other products currently in development. While on the other hand, if our initial products Model 10 and Model 100 are produced and sold, we expect to need additional equity to support the higher inventory and accounts receivable levels accompanying such sales. NanoSensors would seek to raise additional funds through a private placement of its services. The Company also intends to seek financing from U.S. government agencies, such as the Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated, there can be no assurance that we will be able to obtain such funds, if at all, from financial institutions, the exercise of the Warrants, or otherwise, on a basis deemed acceptable.

ITEM 3.  CONTROLS AND PROCEDURES

      Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of August 31, 2005 and, based on that evaluation, concluded that, as of August 31, 2005, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There has not been any change in our internal control over financial reporting during our quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6.  EXHIBITS


31.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

                                   SIGNATURES

      In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this October 20, 2005.


                                    NanoSensors, Inc.

                                    /s/ Ted Wong
                                    -----------------------------------------
                                    Ted Wong
                                    President and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of October 20, 2005.


                                    /s/ Ted Wong
                                    -----------------------------------------
                                    Ted Wong
                                    President, Chief Executive Officer, Chief
                                    Financial Officer and Sole Director