Form 10KSB
period 2005-11-30
NANOSENSORS INC
filed 2006-03-15
CIK 1286648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        COMMISSION FILE NUMBER: 000-51007

                                NANOSENSORS, INC.
           (Name of small business issuer as specified in its charter)

          NEVADA                                         200452700
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       1800 WYATT DRIVE, SUITE #2
             SANTA CLARA, CA                              95054
(Address of principal executive offices)                (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (408) 855-0051

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                CLASS A WARRANTS

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The revenues of the Registrant for the most recent fiscal year were:  $ 0

The aggregate market value of the 125,525,000 shares of voting and non-voting common equity held by non-affiliates of the Registrant as of February 17, 2006, was $43,991,625 based on the closing price of $.365 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value, 206,425,000 shares outstanding on March 14, 2006

                                       NANOSENSORS, INC.
                                     INDEX TO FORM 10-KSB
                                                                                         PAGE

PART I..................................................................................   3

   ITEM 1.   DESCRIPTION OF BUSINESS....................................................   3
   ITEM 2.   DESCRIPTION OF PROPERTY....................................................  22
   ITEM 3.   LEGAL PROCEEDINGS..........................................................  22
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               THE SECURITY HOLDERS.....................................................  22

PART II.................................................................................  22

   ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.....................  22
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................  25
   ITEM 7.   FINANCIAL STATEMENTS.......................................................  30
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................  30
   ITEM 8A.  CONTROLS AND PROCEDURES....................................................  31
   ITEM 8B.  OTHER INFORMATION..........................................................  31

PART III................................................................................  32

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH  SECTION 16(a) OF THE EXCHANGE ACT......................  32
   ITEM 10.  EXECUTIVE COMPENSATION.....................................................  33
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS.........................................  35
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................  37
   ITEM 13.  EXHIBITS...................................................................  39
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................................  40

   Signatures   ........................................................................  41

                                       2

      Unless the context requires otherwise, references in this Annual Report to "NanoSensors", "the Company", "we", "our" and "us" refer to NanoSensors, Inc.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry's results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis-Plan of Operation." Forward looking statements not specifically described above also may be found in these and other sections of this report.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

      NanoSensors is a Nevada corporation incorporated on December 23, 2003. The Company's principal business is the development, manufacture and marketing of sensors and instruments, along with the management of intellectual property derived therefrom that will enable NanoSensors to create nano scale devices. The Company is named NanoSensors because its technology operates in the nano-scale (the measurement of matter where a nano meter is the millionth part of a millimeter) of ten to the minus ninth meters. These sensors are designed to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as "BCX") agents in areas that are a risk in the post 9/11-era.

BACKGROUND

      NanoSensors was formed because the Company identified a need for sensors to be used on wireless sensor networks. A great deal of venture money has been spent to develop wireless sensor networks in the last fifteen years for monitoring oil pipelines and for industrial process controls. After 9/11 an obvious application of such wireless sensor networks would be for Homeland Security. For this application, the wireless networks were developed, but the sensors to go into the wireless networks have not been developed. The Company identified the opportunity to make sensors available for detection of biological, chemical and explosive agents. These sensors are highly sensitive, small size, use low power consumption and operate remotely. The Company's goal is to develop sensors as silicon substrate to support safety architecture designed like the cellular phone network to make an area or the whole country safe.

      Initially, the Company came up with a potential product which could be used as a portable device for screening purposes of explosives at public facilities. Such a device would simply be used for a first alert type of application. The Company designed, engineered and built prototypes of a simple portable device by integrating several technologies including those of its co-founder. Prototypes of this device have been extensively tested under simulated conditions to determine its characteristics and performance. The final evaluation of this device as a commercial viable product will be determined when the device is tested in the environment of actual explosives.

      NanoSensors was without any cash on hand until it was able to obtain approval from the NASD Corporate Financing Department concerning its initial public offering prospectus, as well as to have its securities listed on the OTC Bulletin Board maintained by the NASD, Inc. commencing in October 2005. The Company was unable to obtain any further private financing, following its April 2004 private placement, until its securities were publicly traded. Thus, due to insufficient cash, the Company was unable to sustain operations and carry-out research and development activities during most of 2005.

THE OPPORTUNITY

      Devices created on the nanoscale have the potential to significantly refine existing applications across diverse industries, such as computing, materials and manufacturing, electronics and national security.

      The Company believes that the demand for sensors will be one of the fastest growing industries in the world over the next few years. NanoSensors expects that billions of dollars of governmental (from the Department of Homeland Security and foreign governments) and private sector expenditures will increase demand for security products and services.

      The United States of America President's Fiscal 2004 budget provided $847 million for the multi-agency National Nanotechnology Initiative (NNI), a 9.5% increase over the $774 million in funding for Fiscal 2003. Significant increases are proposed for the Department of Energy and the National Science Foundation
(NSF) budgets for NNI activities. NSF continues to have the largest share of U.S. federal nanotechnology funding. Around 2001, NSF projected that the total market for nanotechnology products and services will reach $1 trillion by 2015.

      The global market for applications for single-wall carbon nano-tubes was less than $10 million in 2002 and is projected to exceed $200 million in 2007, according to Business Communications Co., Inc.'s (Norwalk, CT, 203-853-4266)
Nanotubes: Directions and Technologies report.

PRODUCTS

      Present detection sensors and instruments that are being used today by the government, military and private sector provide low sensitivity, take up too much space, have a high cost and require a high level of supervision.

      Nanosensors will employ a range of sensor technologies, first in individual sensors and then in arrays of sensors that will measure multiple agents. The Company's sensors will be designed to first detect explosive (X) and then chemical (C) followed by biological (B) agents.

M10 Sensor

      NanoSensors' first sensor under development is the Model 10 ("M10"), and it is a portable device (hand-held wand) that can be used to screen people for explosives as they enter into public facilities. The Company designed, engineered and built prototypes of the M10 by integrating several technologies. The M10 has been through testing under simulated conditions, and the commercial viability of this sensor will be determined when it is tested with live explosives. NanoSensors recently announced that this product is ready for field testing.

Future Sensor Products

      The Company will expand from sensing trinitrotoluene ("TNT") and plastic explosives to detecting the presence of specific BCX agents. The biological agents of primary interest are Anthrax and Ricin and the chemical agents are Sarin gas and Dioxin. First sensors will be fabricated for individual agents and then in arrays for multiple agents. Sensors will be coupled to instruments for electrical and frequency measurement to monitor type and quantity of agents present. The Company's line of instruments is expected to expand from hand-held battery powered to perimeter line powered and then to line and battery powered wireless Motes (defined below).

Mote Data Acquisition Networks

      Motes are small autonomous nodes of BCX sensors and simple computers, have 1000th the computing power of a PDA, that communicate over limited distances of 100 feet. However, by Motes working in concert, this limited communications distance is sufficient. Sensor data is collected and relayed from Mote to neighboring Mote until the data reaches its desired destination computer with its full processing and communication capabilities. These networks are sufficiently aware so that they self configure to allow Motes to be moved in position and to accept changes in the number of Motes. Motes are secured by encryption to avoid the addition of unauthorized nodes. A ring of Motes equipped with sensors can be deployed to encircle and protect a stationary or possible moving VIP. Wireless Mote sensor networks can monitor the movement of BCX agents in a protected area to yield a real time warning on which actions can be taken.

Porous Silicon Electronic Addressed Arrays

      NanoSensors' research indicates that sensors based on porous silicon will offer enhanced sensitivity, reduced power demands and lower cost. Porous silicon based sensors could be integrated into electronic equipment and used to build sensing arrays, because they are based on silicon wafers, manufactured using integrated circuit production techniques and operate at room temperature using low voltages. These sensing arrays are analogous to the manner in which cellular phone networks and their towers are set up, except that NanoSensors' sensing arrays will protect certain defined geographical areas.

      NanoSensors recently announced that it will commence an evaluation to determine the optimal practical physical characteristics of porous silicon for its next generation of sensors. The Company has constructed an apparatus for the electrochemical silicon etching process which will be used to produce porous silicon. The initial evaluation of the process will be conducted with 4-inch silicon wafers to optimize porosity.

      The poruous silicon based sensors will be fabricated from porous silicon chemically functionalized to bind only to a specific BCX and sandwiched between measurement electrodes. Arrays will be fabricated from individual porous silicon fibers coated for BCX agent specificity and electrically connected to electronics to determine the presence and identity of agents. Porous silicon exhibits a large change in electrical conductivity on exposure to trace amounts of the vapor characteristic of BCX materials due to the large surface area per volume ratio. Sensitivity to parts per billion or less concentration is anticipated allowing stand-off detection of explosive.

Carbon Nano-Tubes Frequency Addressed Arrays

      The Company's studies have found that carbon nanotube technology is promising for chemical and biological detection. The carbon nano-tube sensors can be built to facilitate distributed, or wireless, gas sensing, leading to more efficient multi-point measurements, or greater convenience and flexibility in performing measurements. In addition, carbon nanotube chemical and biological sensors would be suitable for sensing different species of interest. Such sensors could be configured in the form of an array to comprehensively and cost-effectively monitor multiple species.

      Sensors based on carbon nano-tubes can improve the detection of vapors from explosives. Sensors arranged in arrays will be tuned to respond to the presence of specific explosives and biological and chemical agents. Each nano-tube will be anchored to a metalized silicon substrate at one end of the tube and chemically functionalized to bind only to a specific molecule at the other end. The tube experiences a lowering of the frequency when an extra mass is attached to the functionalized end of the tube. The presence of a mass of an absorbed agent, such as Anthrax, on the free end of the nano-tube will produce a measurable frequency shift. The selective binding of agents to the chemically functionalized nano-tubes will allow the array to sense the presence of different BCX agents.

ACQUISITION STRATEGY

      In an effort to move away from being a development stage organization, as well as to take advantage of opportunities that we believe are present in the nanotechnology and homeland security industry, the Company is interested in acquiring and commercializing technology solutions in sectors that include: computing, materials and manufacturing, electronics and national security.

      NanoSensors has recently been in talks with several different companies, universities and patent holders with regard to possible intellectual property acquisition and commercialization transactions. Over the next twelve months it is the Company's goal to close one or two intellectual property acquisitions and/or commercialization transactions and continue the development of its first sensor.

NanoSensors has three strategic components to its acquisition strategy:

      IP Acquisition (Post-Revenue): Acquire non-core intellectual property and tangible assets from corporations that will be income and balance sheet accretive.

      IP Commercialization (Pre-Revenue): Acquire intellectual property assets, patents, licenses, and source code for solutions that are still in development, but that are less than twelve months away from generating revenue.

      University & Government R&D: Identify patented or patent-pending technologies at universities or government labs and fund additional development of those technologies in exchange for exclusive rights to commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions will provide the Company with a highly cost-effective development pipeline.

TECHNOLOGY LICENSE

      On December 11, 2003, NanoSensors purchased a license from Axiom Corporation and Dr. Matthew Zuckerman on a worldwide, perpetual, royalty-free, exclusive basis for all commercial markets for the use of, and further development of, technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 50,000,000 shares of common stock, with an aggregate value of $5,000, and a consulting agreement, which provided for a monthly fee of $15,000 to be paid for the development of sensors. In April 30, 2004, the consulting fee was reduced to $102,000 annually. During the term of the consulting agreement all inventions, discoveries, concepts and ideas, whether patentable or not, which result from or relate to our business for the detection of BCX agents will be assigned to NanoSensors. The license has been fully paid. The consulting agreement was terminated as of March 1, 2005. The Company has written off the carrying cost of the license as of November 30,2005. See Note 4 to the financial statements and management discussion in Item 6: "Management's Discussion and Analysis or Plan of Operation."

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

      NanoSensors intends to retain patent counsel to determine if the disclosures, once filed, will probably issue as patents. The Company forecasts that the disclosures will be elevated to the status of one or more patents pending within 60-days after filing with the U.S. Patent Office. We expect to prepare an omnibus patent application covering our technology. Management will respond to any requests by the U.S. Patent Office to divide such omnibus patent application into more than one patent. We believe that our patent strategy will help us compete in and target markets. However, any patents which may be issued, as well as trade secret protection may not be strong enough to cover our competitors' products and may be subject to invalidation claims. In addition, technological developments in nano-technology could reduce the value of our intellectual property and may occur unexpectedly.

COMPETITION

      The Associated Press reported on "state of the art" in explosive detection being tested by the New York City Subway system several months ago: "About a dozen high-tech detectors by various manufacturers - some resembling handheld vacuum cleaners, others the size of fax machines - will be positioned at subway entrances where officers conduct random bag searches...Instead of searching by hand, the officers will swab the outside of bags. The detectors can analyze the swabs for traces of explosives within a few seconds, police said. "It's a much less intrusive means of inspection,..." An estimated 4.5 million passengers ride the New York subway on an average weekday. The Company believes it has a better solution.

      The markets for NanoSensors' products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by the Company's competitors, changing technical needs of customers, and frequent introductions of new features.

      NanoSensors competes with Fortune 1000 and privately-held corporations, along with university research departments. The Company expects competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by the Company. Some of NanoSensors' present and potential competitors may have substantially greater financial, marketing, and research resources. In order to compete effectively in this environment, the Company must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

      It should be noted, however, that there are no independent studies to confirm the capabilities of NanoSensors' technologies or our proposed products, nor are there any studies that present positive or negative results at this time.

MARKETING PLAN

      NanoSensors will market its proposed products to each of the Homeland Security, government, military and private markets. It intends to use a variety of marketing vehicles subject to the availability of funds. This includes trade events targeted to its customer base; speaking engagements at national meetings; marketing materials to be used in direct mailings to specified targeted clients; target advertising; continued development of our website to be more interactive, to demonstrate our proprietary technologies, and links to company publications, partners, and industry-related sites will be provided; and public relations to help management capitalize on and distribute to the appropriate audiences the newest information and developments about NanoSensors.

      The Company plans to sell its sensors through a combination of manufacturers' representatives, distributors and a small direct sales force. The Company will not have a large direct sales force because the markets they sell into are highly relationship based and dominated by independent sales representatives and distributors. NanoSensors' sales force will be mainly focused on assisting independent sales representatives and distributors in the sales process.

RAW MATERIALS, SUPPLIERS AND MANUFACTURERS

      NanoSensors will subcontract the production of its proposed products. The work will be performed under purchase orders and we have not entered into any contracts with any suppliers and manufacturers. Accordingly, NanoSensors is substantially dependent on the ability of the third party manufacturers to meet its performance and quality specifications.

      NanoSensors proposed products use a broad range of hazardous chemicals and materials that include heavy metal and their oxides used in the metal oxide sensors, such as lead and oxides of lead in the sensor for the detection of explosive materials. However, NanoSensors does not handle or purchase these raw materials which are all purchased by our subcontractors. Our subcontractors will maintain commercial relationships with two or more suppliers of each raw material needed for our products. We do not believe we will be subject to interruption of supply and production delays. The failure or delays by our manufacturers and their suppliers to provide necessary raw materials and components would adversely affect our ability to obtain and purchase products on a timely and competitive basis.

GOVERNMENT REGULATION

      NanoSensors does not know of any government approvals required at the time for our proposed products. We intend to market our products to government and quasi-governmental organizations, although we have not yet started the marketing process, as our products have not yet been completed. At the time we sell to any such agencies they will establish the criteria for approval with which we will need to comply.

      NanoSensors conducts research and development activities which are not subject to compliance with environmental laws. Our manufacturers are subject to regulations administered by the U.S. Environmental Protection Agency (EPA), the Occupational Safety and Health Administration (OSHA), various state agencies and country and local authorities acting in cooperation with Federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use of release of certain hazardous chemicals and substances. The extensive regulatory framework imposes significant compliance burdens and risks on our proposed products. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

      In view of the foregoing, we do not expect to increase any direct costs of complying with environmental laws, although such costs are factored into the price we pay to our manufacturers.

RESEARCH AND DEVELOPMENT

      For the period from December 1, 2004 to November 30, 2005 ("Fiscal 2005"), we incurred $17,210 of research and development expenses, as compared with $460,240 in the prior fiscal year ended November 30, 2004 ("Fiscal 2004"). We had limited funds during most of Fiscal 2005 and thus had limited research and development expenditures. During Fiscal 2004, these expenses were incurred in connection with the development of our initial proposed product and technologies. Most of our research and development expenses, to date, have been to further develop our technologies as compared to product development which will follow. The majority of our technology development has been for sensor technology development with a smaller amount of technology development for porous silicon and carbon nanotubes. Most sensor technology has been spent on development concerning explosive agents, with a smaller amount of technology development concerning biological and chemical agents.

INSURANCE

      NanoSensors may be exposed to potential significant product liability claims. We intend to maintain a general liability insurance policy. We intend to generally warrant our products to be free from defect in materials, workmanship and manufacturing processes for a specified period. There can be no assurance that we will be able to obtain a coverage on commercially reasonable terms, which could limit our ability to market our proposed products.

SEASONALITY

      NanoSensors does not believe its future operations will be influenced by seasonal changes.

EMPLOYEES

      NanoSensors, as of November 30, 2005, had one employee, Dr. Ted Wong, Chief Executive Officer and one consultant, Josh Moser. The Company plans to hire one additional employee and three consultants when it obtains additional funding. See Item 9. "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

OUR LOSSES ARE EXPECTED TO CONTINUE FOR AN EXTENDED PERIOD OF TIME

      We will continue to incur losses from operations resulting primarily from costs related to product development. Because of our plans to continue research and development and invest in marketing and sales, prior to obtaining revenues we expect to incur losses for an extended period of time. Without additional funding, we will have to curtail or suspend operations unless we can generate sufficient revenues. We believe these expenditures are necessary to build and launch our proposed products and to penetrate the markets for our proposed products. If our revenue growth is slower than we anticipate or our operating expenses are greater than we expect, our losses will be significantly greater. We would then not be able to continue in business without additional funding.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

      Our accountants issued a qualified report on our financial statements as of and for Fiscal 2005. The report states that NanoSensors is currently in the development stage and the Company will need additional working capital for its future planned activity and for payment of its current liabilities. This raises substantial doubt about our ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales and additional financing. See "Report of Independent Registered Public Accounting Firm" and
Note 2 of Notes to Financial Statements.

WE WILL NEED ADDITIONAL FINANCING TO DEVELOP OUR PROPOSED PRODUCTS AND TO MEET OUR CAPITAL REQUIREMENTS

      We expect to incur losses from our operations resulting primarily from costs related to product development, such as research, development, marketing and sales of our proposed products. These expenditures are necessary in order for us to build and launch our products and to penetrate the markets for our products. We have funded our operating activities primarily through sales of equity and debt securities to our founders, individual and corporate accredited investors, and equity issued for services and a license. As long as we continue to incur negative cash flow from our operations, we may exhaust our capital resources without additional funding. We need additional financing to develop our proposed products and meet our future capital requirements. We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as:

      -     our future earnings, if any;

      - the availability of funds from private sources such as, loans and additional private placements, and

      - the availability of raising funds through the exercise of outstanding warrants and/or an additional public offering.

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

OUR FUTURE OPERATIONS ARE DEPENDENT ON RETENTION OF AND DEPENDENCE ON KEY PERSONNEL

      Our performance is substantially dependent on the services and on the performance of Dr. Ted Wong, our Chief Executive Officer. The loss of the services of Dr. Wong would have a materially adverse effect on our business, prospects, financial condition and results of operations. Currently, we would not be able to continue our operations without Dr. Wong's services. We intend to enter into a long-term employment agreement with Dr. Wong, and currently have no "Key Man" life insurance policy on his life. Our future success will also depend on our ability to identify, attract, hire, train, retain and motivate other highly technical, managerial, marketing and service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and/or retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our prospects, financial condition and results of operations.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY REDUCTIONS IN FUNDING BY GOVERNMENT AGENCIES

      Our business will be significantly dependent upon purchases of our products by government agencies, such as the United States Department of Transportation (including the Federal Aviation Administration (the "FAA")) and airport authorities, the State Department, the United States military, domestic and foreign customs agencies, law enforcement agencies and correctional facilities. A reduction of government funding for security efforts or drug interdiction could materially and adversely affect our future business, financial condition and results of operations. There can be no assurance that funding for the purchase of such equipment will be continued or as to the level of such funding. Budgetary allocations for detection equipment are dependent, in part, upon government policies that fluctuate from time to time in response to political and other factors, including the public's perception of the threat of airline bombings and other terrorist acts.

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

OUR PROSPECTIVE REVENUES DEPEND ON MARKET ACCEPTANCE OF OUR PRODUCTS

      We expect to derive substantially all of our revenues from the sale of our proposed products for the detection of BCX agents. There can be no assurance that markets for our future products will develop as we expect, or that we will be able to capitalize on such market development. In the event that such markets for our proposed products do not develop as expected we may not have the funds necessary to change our marketing plan. Similarly, there can be no assurance that any markets that do develop will be sustained or that we will be able to derive revenue from such markets.

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

      In addition, from time to time, we or our present or potential competitors may introduce new products, capabilities or technologies that have the potential to replace, shorten the life spans of, or render obsolete our products. There can be no assurance that we will be successful in convincing potential customers that our products are superior to such other systems or products, that new systems with comparable or greater performance, lower prices and faster or equivalent throughout will not be introduced, or that, if such products are introduced, customers will not delay or cancel existing or future orders for our products. Announcements of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products. Such delays could have a material adverse effect on our business, financial condition and results of operations.

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

INTERNATIONAL BUSINESS; RISK OF CHANGE IN FOREIGN REGULATIONS; FLUCTUATIONS IN EXCHANGE RATES MAY CAUSE ADDITIONAL LOSSES

      In addition to marketing our products domestically, we intend to market our products to customers outside of the United States when funds are available. As a result, we will be exposed to the risks of international business operations, including unexpected changes in foreign and domestic regulatory requirements, possible foreign currency controls, uncertain ability to protect and utilize our intellectual property in foreign jurisdictions, currency exchange rate fluctuations or devaluations, tariffs or other barriers, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors and potentially negative tax consequences. International sales are subject to certain inherent risks including embargoes and other trade barriers, staffing and operating foreign sales and service operations and collecting accounts receivable. We will also be subject to risks associated with regulations relating to the import and export of high technology products. We cannot predict whether, or to what extent, quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products in the future will be implemented by the U.S. or any other country. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

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

      We do not own any manufacturing facilities and intend to contract out our manufacturing needs. Accordingly, if any of our proposed products become available for widespread sale, we may not be able to arrange for the manufacture of such product in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

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

      The testing, manufacture, marketing and sale of NanoSensors' proposed products will involve an inherent risk that product liability claims will be asserted against it. The Company plans to reinstate a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We also intend to purchase product liability insurance when we begin commercial sales of our products. However, this insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to NanoSensors' proposed products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent NanoSensors from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms or a material uninsured liability could render us insolvent. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of our proposed products.

RISKS RELATED TO OUR SECURITIES

LIMITED TRADING MARKET FOR THE SHARES MAY PREVENT YOU FROM RESELLING SHARES

      There currently is a limited trading market for the Company's common stock on the OTC Bulletin Board maintained by the NASD. There can be no assurance we will be able to maintain this market. Our failure to maintain an active market may adversely affect an investor's ability to resell securities purchased from the Company.

PRIVATE PLACEMENT INVESTORS ARE CURRENTLY UNABLE TO USE RESALE PROSPECTUS

      We were unable to maintain a registration statement in effect to permit the resale of 28,500,000 shares of Common Stock issued and outstanding and an aggregate of 56,000,000 shares of Common Stock issuable upon exercise of outstanding warrants. However, these shares were issued in our April 2004 private placement and are currently available for resale under Rule 144 as described below. Monitoring an effective registration statement requires substantial continuing expenses for legal and accounting fees. While we intend to file a post-effective amendment to our registration statement following the filing of this report, we cannot guarantee we will be able to do so, nor to keep the registration statement effective in the future. We have instructed our transfer agent to suspend all resales of shares under the registration statement until it is declared effective again.

A SIGNIFICANT NUMBER OF OUR SHARES ARE ELIGIBLE FOR SALE, AND THEIR SALE COULD DEPRESS THE MARKET PRICE OF ITS STOCK.

      Sales of a significant number of shares of NanoSensors Common Stock in the public market could harm the market price of our Common Stock. As additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of the shares, the supply of the NanoSensors Common Stock will increase, which could decrease its price. We registered 28,500,000 shares of Common Stock, plus an additional 56,000,000 shares issuable upon exercise of warrants on a registration statement which is no longer effective as described above. These shares have been held for more than one year and are currently saleable under Rule 144. Approximately 60 million founders shares held by persons who are currently non-affiliates have been held for in excess of two years and may be resold under Rule 144(k) without any of the limitations of Rule 144, described below. Founders shares held by Dr. Ted Wong (22,000,000) and Meyers (62,500,000) are locked-up until November 10, 2006.

      Some or all of the above shares of our Common Stock have already been offered from time to time in the open market pursuant to Rule 144, and these plus future sales could have already had a depressive effect on the market for the shares of our Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market NanoSensors Common Stock in an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or a national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate under Rule 144(k) without limitations, after they have been held two years.

VOLATILITY OF TRADING PRICE MAY CAUSE LOSSES IN INVESTMENTS AND OUR ABILITY TO RAISE FUNDS IN THE FUTURE

      The market price of our common stock is subject to significant fluctuation in response to variations in results of operations, general trends in the market place, future technological innovations, the launch of new products, and other factors, many of which are not within our control. The foregoing changes are often unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock and cause you to incur losses in your investment. A decline in the trading price of our common stock may also impact negatively upon our ability to raise capital in the future.

OUR PRESIDENT AND OUR PLACEMENT AGENT MAY HAVE THE ABILITY TO CONTROL MOST MATTERS OF THE COMPANY.

      Our President and the placement agent for our private placement, beneficially own approximately 11% and 25%, respectively, of our issued and outstanding shares of common stock. Therefore, these shareholders will have significant influence over the election of our directors and to control the outcome of other issues submitted to our stockholders. This includes their ability, collectively with other shareholders, to amend the Certificate of Incorporation, approve a merger or consolidation of our Company with another company or approve the sale of all or substantially all of our assets.

PENNY STOCK REGULATIONS COULD AFFECT YOUR ABILITY TO RESELL OUR SECURITIES.

      Our Common Stock is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors." For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule could affect the ability of broker-dealers to sell our securities and could affect the ability of purchasers to sell any of our securities in the secondary market.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      NanoSensors leases facilities in Santa Clara, California from an unaffiliated landlord. These facilities encompass approximately 1,900 square feet and serve as NanoSensors' corporate headquarters and operations center. The current lease commenced in February 2004, for a two-year term at a current rental of $2,419 per month and is personally guaranteed by Dr. Ted Wong, Chief Executive Officer.

      NanoSensors believes that it has adequate facilities to conduct its current operations, and does not expect to seek additional administrative offices and/or research facilities in the near term. It has no current proposed programs for the renovation, improvement or development of current facilities.

ITEM 3.  LEGAL PROCEEDINGS

      Except as set forth below, we are not a party to any legal proceedings. On March 15, 2006, NanoSensors, Inc. commenced a commercial arbitration before the American Arbitration Association against Mathew Zuckerman, a co-founder, former Chief Scientist and officer of the Company and his affiliated consulting firm Axiom Corporation (collectively, "Zuckerman"). Pursuant to the License Agreement (see Item 1. Business) entered into between the Company and Zuckerman, NanoSensors was given an exclusive worldwide perpetual license to Zuckerman's technology. Notwithstanding the parties' termination of the Consulting Agreement in March 2005, the perpetual License Agreement remained in effect and the Company retained all rights to the technology. NanoSensors is seeking an injunction barring future violations of the License Agreement, as the Company alleges Zuckerman is now assisting third parties with the technology licensed to the Company. NanoSensors also seeks disgorgement of all NanoSensors stock previously issued to Zuckerman, monetary damages of $5 million and disgorgement of all fees earned by Zuckerman from dealings with third parties using the license.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


      On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to the Company's Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Serial Preferred Stock, $.001 par value, and (ii) the Company's plan to effect a 10 for 1 forward stock split in which it would issue ten (10) shares of Common Stock (consisting of 9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. The Company effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

(A) MARKET INFORMATION

      Our common stock is listed on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "NNSR.OB." The following table sets forth the high and low bid quotations for our common stock for the periods indicated as reported by OTCBB. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. All shares and per share prices give retroactive effect to the Company's 10 for 1 stock split made on January 26, 2006.

                                                           High Bid     Low Bid
                                                           ========     =======
 Fiscal year Ended November 30, 2005
          2nd Quarter (first available).................     None         None
          3rd Quarter...................................     None         None
          4th Quarter...................................     $.25         $.07

      There are no quotations available for the first three quarters of the fiscal year ended November 30, 2005, or for any quarter in the fiscal year from inception (December 23, 2003) through November 30, 2004, because the stock only began trading on the OTCBB as of November 1, 2005.

      On February 28, 2006, the Closing Price of our Common Stock as reported on the OTC Bulletin Board was $0.11 per share.

(B) HOLDERS

      As of March 14, 2006, there were 111 holders of record of our common stock.

(C) DIVIDENDS

      We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. It is the present intention of management to utilize all available funds for future operations.

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

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      Currently, no securities have been authorized for issuance under any employee compensation plans as they do not exist. The Company intends to adopt a Stock Incentive Plan in order to motivate participants by means of stock options and restricted shares to achieve NanoSensors' long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success.

(E) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

      All share and per share data in this section, as well as in the entire report, other than the historical financial statements (refer to Note 8 to financial statements), unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by the Company on January 12, 2006.

      In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are affiliated with the Company. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 matured on January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 4,125,000 shares of Common Stock. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note plus accrued interest of $1,500 was converted into 2,075,000 shares of Common Stock. The lender of these two notes received 3,000,000 shares of common stock at the time the loans were made in addition to the actual shares of Common Stock provided for upon conversion. The value of these shares have been expensed as loan costs in the statement of operations for the period ended November 30, 2004. The Company also issued a third note for $30,000 which bare interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. On January 17, 2005, the same lender was issued against $30,000 consideration, 1,500,000 shares of Common Stock and Warrants to purchase an additional 1,500,000 shares at an exercise price of $.03 per share. The lender received 750,000 shares of Common Stock and Warrants to purchase 750,000 shares of Common Stock, exercisable at $.02 per share for three years. An unaffiliated party received 75,000 shares and warrants to purchase 75,000 shares on the above terms for loan consulting services. All loan proceeds were used for administrative expenses and research and development expenditures.

      In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker, Meyers Associates, L.P. ("Meyers"). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. These notes mature on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders. As consideration for the borrowings, in addition to the promissory notes, the investors each received five-year warrants to purchase 500,000 shares of common stock, exercisable at $.025 per share.

      In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers, to privately offer and sell on a "best efforts" basis, $550,000 of its securities in a private offering the "April 2004 Private Placement." The private placement of units each consisted of ten shares of common stock and one Class A Warrant to purchase ten shares of Common Stock for five years at $.03 per share. On April 26, 2004, NanoSensors closed on the entire $550,000 of private placement units and issued 27,500,000 shares. The

Bridge Notes were repaid at the closing of the private placement. In addition, the placement agent received warrants to purchase 50% of the units sold in the equity offering or 13,750,000 warrants at the same offering price of $.020 per unit exercisable until April 30, 2009 and in addition received rights to another 13,750,000 warrants with an exercise price of $.030 per unit exercisable until April 30, 2009. The $363,000 of net proceeds (after repayment of $100,000 of Bridge Notes) were used by NanoSensors for technology and product development, marketing, business development and general and administrative expenses. The bulk of the development work, to date, has been on sensor technology development, including the development of the porous silicon sensor.

      On November 10, 2005, the Company closed on an offering of 250,000 units, or an aggregate of $250,000, with each Unit consisting of ten shares of common stock, par value $.001 and one five year warrant to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration for acting as financial consultant to the Company in this offering, Meyers received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The $225,000 of net proceeds are being used by the Company for working capital including the Chief Executive Officer's salary and payment of certain past due accounts payable.

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

CRITICAL ACCOUNTING POLICIES

      In December 2001, the Securities and Exchange Commission requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While NanoSensors' significant accounting policies are more fully described in Note 3 to its financial statements included elsewhere in this prospectus, NanoSensors currently believes the following accounting policies to be critical:

Development Stage Company

      NanoSensors is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." NanoSensors has devoted substantially all of its efforts to business planning, raising capital, research and development, recruiting management and technical staff, and acquiring operating assets.

Start-up Costs

      In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", NanoSensors expenses all costs incurred in connection with its start-up and organization.

Research and Development

      Research and development costs are related primarily to NanoSensors developing early prototypes. Research and development costs are expensed as incurred.

Income Taxes

      The income tax benefit is computed on the pre-tax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the fiscal year ended November 30, 2005.

Non-employee Compensation

      NanoSensors measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the common stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of NanoSensors' common stock on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to common stock and additional paid-in capital.

RESULTS OF OPERATIONS

      The period of December 23, 2003 till November 30, 2004 ("Fiscal 2004") is for approximate eleven months, as compared to the twelve months period from December 1, 2004 to November 30, 2005 (`Fiscal 2005"). For Fiscal 2005, the Company recognized revenues of $0, as compared with $11,688 of revenues during Fiscal 2004. . During most of Fiscal 2005 the Company had limited funds to conduct its operations. Revenues in Fiscal 2004 were derived from consulting fees paid by an unaffiliated party. Most of these fees were then paid as costs to the engineer who performed the services for the Company. The Company is still in the development stage. During Fiscal 2005 the Company recorded total operating expenses of $334,130, as compared with $735,225 during Fiscal 2004 when funds were available.

      General and Administrative expenses for Fiscal 2005 were $239,320, as compared with $254,385 during Fiscal 2004. Administrative expenses for Fiscal 2005 consisted primarily of consulting fees paid to Dr. Ted Wong, CEO, and to Axiom Corp. for Dr. Zuckerman's services, rent and professional fees incurred as a result of becoming a public reporting company and for raising money privately. General and Administrative expenses in Fiscal 2004 consisted primarily of professional fees incurred for raising money through private placements and for filings with the SEC, and consulting fees and rent.

      Research and Development expenses for Fiscal 2005 were $17,210 as compared with $460,240 in Fiscal 2004. Lower expenses in Fiscal 2005 is because the Company had limited funds at its disposal. All research and development costs are expensed as incurred. They were primarily incurred in connection with technology development under a worldwide, perpetual, exclusive, marketing license entered into on December 11, 2003, with Dr. Matthew Zuckerman, one of the Company's founders and its former Chief Scientist. In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has determined that the cost of the license is not recoverable based on estimated cash flows over the estimated life of the license and has written off the net unamortized value of license of $61,750 as of date of write-off. See "Item 1. "Business-Technology License and note 4 to the financial statements."

      Depreciation and Amortization expense for Fiscal 2005 and Fiscal 2004 was $15,850 and $20,600, respectively, primarily concerning office equipment and amortization of the license.

      Interest expense incurred for Fiscal 2005 was $0 as compared with $18,604 in Fiscal 2004. This resulted from: (a) $100,000 of 10% bridge notes issued in February 2004 which were repaid from the proceeds of closing of "April 2004 Private Placement" and (b) the issuance of an aggregate of $150,000 of promissory notes in December 2003 and January 2004, all of which has been converted into equity by August 2004, as described below.

LIQUIDITY AND CAPITAL RESOURCES AT NOVEMBER 30, 2005

      The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. The Company had monies on deposit in an escrow account of $191,750 at November 30, 2005. These funds resulted from a private placement on November 10, 2005 with one unaffiliated investor. The investor purchased 250,000 units for $250,000 with each unit consisting of ten shares of common stock and warrants to purchase ten shares of Common Stock at $.225 per share. The $225,000 of net proceeds are being used by the Company for working capital, including the Chief Executive Officer's salary and payment of certain past due payables.

      In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are affiliated with the Company. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 matured on January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 4,125,000 shares of Common Stock. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note plus $1,500 of accrued interest was converted into 2,075,000 shares of Common Stock. The lender of these two notes received 3,000,000 shares of common stock at the time the loans were made in addition to the actual shares of Common Stock provided for upon conversion. The value of these shares have been expensed as loan costs in the statement of operations for the period ended November 30, 2004. The Company also issued a third note for $30,000 which bore interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. On January 17, 2005, the same lender was issued against $30,000 consideration, 1,500,000 shares of Common Stock and Warrants to purchase an additional 1,500,000 shares at an exercise price of $.03 per share. The lender received 750,000 shares of Common Stock and Warrants to purchase 750,000 shares of Common Stock, exercisable at $.02 per share for three years and an unaffiliated party received 75,000 shares and warrants to purchase 75,000 shares on the above terms for loan consulting services. All loan proceeds were used for administrative expenses and research and development expenditures.

      In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker, Meyers Associates, L.P. ("Meyers"). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. These notes matured on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders. As consideration for the borrowings, in addition to the promissory notes, the investors each received five-year warrants to purchase 500,000 shares of common stock, exercisable at $.025 per share.

      In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell on a "best efforts" basis, $550,000 of its securities in a private offering, the "April 2004 Private Placement." The private placement of units each consisted of ten shares of common stock and one Class A Warrant to purchase ten shares of Common Stock for five years at $.030 per share. On April 26, 2004, the Company closed on the entire $550,000 of private placement units and issued 27,500,000 shares. The Bridge Notes were paid from the proceeds of the private placement.

The placement agent received warrants to purchase 50% of the units sold in the equity offering or 13,750,000 warrants at the same offering price of $.02 per unit exercisable until April 30, 2009 and in addition received rights to another 13,750,000 warrants with an exercise price of $.030 per unit exercisable until April 30, 2009. The $363,000 of net proceeds (after repayment of $100,000 of Bridge Notes) were used by NanoSensors for technology and product development, marketing, business development and general and administrative expenses. The bulk of the development work, to date, has been on sensor technology development.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $(334,125) for Fiscal 2005. The Auditor's Report includes an explanatory paragraph which states that due to history of operating losses, as the Company has not yet commenced commercial operations and based on Company's needs for additional funds in 2006 for its planned activity and to service its debt, there is a substantial doubt about the ability of the Company to continue as a going concern. See Note 2 of Notes to Financial Statements.

      The Company suspended most of its operations during Fiscal 2005 until it was able to obtain additional financing of $250,000 in November 2005. Management believes that the current level of general and administrative expenses are necessary to accomplish the Company's business strategy, and to further decrease these activities would delay the Company's ability to carry out its business strategy.

      The Company had a working capital deficit of $218,647 at November 30, 2005. We have funded the business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

      To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

PLAN OF OPERATION

      We believe the Company will meet working capital requirements with the cash on hand as of February 21, 2006 for only the next four months without any revenues and/or additional funding. The Company will take appropriate actions and reduce its product and technology development to match available funds. The Company needs to raise additional funds in order to produce other products currently in development. NanoSensors would seek to raise additional funds through a private placement of its securities. The Company also intends to seek financing from U.S. government agencies, such as Department of Homeland Security and DARPA. Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

      NanoSensors does not have any significant commitments for capital expenditures. The operating lease consisting of $2,419 per month for office space expired in February 2006.

      NanoSensors does not have commitments to hire employees.

      In view of NanoSensors' early stage of development, there is no assurance that it will perform in accordance with its plan of operation, or that it will continue as a going concern or that it will ultimately achieve profitable operations.

ITEM 7.  FINANCIAL STATEMENTS

      Our financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning after Item 14 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On August 18, 2005, Lazar Levine & Felix LLP ("LLF") was appointed as the independent public accountant for NansoSensors for the year ending November 30, 2005, replacing Madsen & Associates, Inc. ("Madsen"). NanoSensors made this change in independent public accountant because it wanted a larger, nationally-based firm as its accountant. This action dismissed Madsen as NanoSensors' independent registered public accountant for the year ending November 30, 2005. This change in independent public accountant was approved by the full Board of Directors on August 18, 2005.

      The audit report of Madsen on the financial statements of NanoSensors at November 30, 2004 and for the period December 23, 2003 (date of inception) to November 20, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was the opinion qualified or modified as to uncertainty, audit scope or accounting principles, other than to contain an explanatory paragraph as to the Company's ability to continue as a going concern.

      During the period December 23, 2003 (date of inception) to November 30, 2004 and through August 18, 2005, there were no disagreements between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Madsen, would have caused Madsen to make reference to the subject matter of the disagreement(s) in connection with its reports.

      During the period December 23, 2003 (date of inception) to November 30, 2004 and through August 18, 2005, the Company did not consult with LLF with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

      Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of November 30, 2005 and, based on that evaluation, concluded that, as of November 30, 2005, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

      There has not been any change in our internal control over financial reporting during our quarter ended November 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Entry of Material Definitive Agreement

      On November 10, 2005, the Company executed a Subscription Agreement with Mr. and Mrs. James H. Batmasian. This Subscription Agreement provided that Mr. and Mrs. Batmasian will subscribe for and paid $250,000 for 2,500,000 Units, with each unit consisting of ten shares of common stock, par value $.001 (the "Common Stock") and one five year warrant to purchase ten shares of Common Stock at an exercise price of $.225 per share (the "Warrant").

      There have not been any other material changes in the Company's affairs which have not been described in a report on Form 8-K during the fourth quarter ended November 30, 2005.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

      The following table sets forth the names, ages and positions of NanoSensors' sole executive officer and director. Set forth below is a brief description of the business experience and background of the sole person named in the table.

Name                            Age        Title
----                            ---        -----
Dr. Ted Wong                    66         Chief Executive Officer and Director

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

BOARD OF DIRECTORS

      Dr. Wong is currently the sole member of the Company's Board of Directors. The Company has no arrangement by which directors are compensated for any services provided as a director. The Company had no arrangements pursuant to which any director was compensated during the Company's last fiscal year for any service provided as a director. The Company is in the process of seeking additional members to the Board.

SCIENTIFIC ADVISORY BOARD

      The Company plans to re-establish a Scientific Advisory Board ("SAB") to assist it in its research and development strategy of identifying potential products and in monitoring the technical progress of the Company's technologies. The SAB ceased functioning as of March 1, 2005, when the Company was unable to continue operations. In the future, the Company intends to consult with the SAB for advice concerning specific Company projects. The SAB will meet formally to review the progress of the Company's research and development projects, to discuss technological advances in the relevant scientific specialties and to assist the Company in the recruitment of key scientific personnel. The Company intends to grant stock options for service on the SAB to receive a fee for consulting and for attendance at each SAB meeting.

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms received by it and written representations from the Company's reporting persons, the Company believes that all of the Company's reporting persons have filed their respective Section 16(a) forms for the year ended November 30, 2005 except Mathew Zuckerman, a greater-than-ten percent shareholder filed a Form 4 dated Janaury 4, 2006 reporting transactions on March 15, 2005 and December 9, 2005.

Code of Ethics

      We have adopted a code of ethics in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 rules established by the SEC. The code of ethics establishes guidelines to be followed by our principal executive officer, who is our chief executive officer, and our senior financial officers. Currently our chief financial officer is our only senior financial officer under the code of ethics. In the event that we appoint a treasurer, controller, or other officer who is principally responsible for our accounting, such employees will automatically be deemed as senior financial officers. In addition, our audit committee may, from time to time, change the officers designated as senior financial officers. Compliance is mandatory for those employees subject to our code of ethics. Waivers or amendments to this code will be disclosed to the public, and filed with the SEC, on Form 8-K.

      A copy of this Code of Ethics was filed as an exhibit to our annual report on Form 10-KSB filed with the SEC on March 17, 2005. A copy of the Code of Ethics may also be obtained without charge by writing to Dr. Ted L. Wong, at NanoSensors, Inc., 1800 Wyatt Drive, Suite 2, Santa Clara, CA 95054.

ITEM 10. EXECUTIVE COMPENSATION

      The following table summarizes the compensation paid to, or owed by the Company to its Chief Executive Officer and to each of the most highly paid executive officers, or other person not serving as an executive officer, for the periods from December 23, 2003 (date of inception) to November 30, 2004 ("Fiscal 2004") and December 1, 2004 through November 30, 2005 ("Fiscal 2005").

                                            SUMMARY COMPENSATION TABLE

                     Annual Compensation                                      Long Term Compensation

                                                   Other        Restricted   Securities
Name and Principal   Fiscal                        Annual       Stock        Underlying   LTIP     All Other
Occupation           Year      Salary (1)    Bonus Compensation awards       Options/SARs Payments Compensation
-------------------- --------- ------------- ----- ------------ ------------ ------------ -------- -------------
Ted Wong, Chief       2005     $25,500 (2)    -0-   -0-          -0-          -0-          -0-      -0-
Executive Officer
                      2004     $178,174(3)    -0-   -0-          -0-          -0-          -0-      50,000,000(6)


Matthew Zuckerman,    2005     $25,500 (4)    -0-   -0-          -0-          -0-          -0-      -0-
Chief Scientist
                      2004     $178,174(5)    -0-   -0-          -0-          -0-          -0-      50,000,000(6)

-------------

      (1) Based on an annual salary of $180,000 which was reduced to $102,000 per annum in May 2004.
      (2) Includes $12,683 paid and $89,318 owed to Dr. Wong as of November 30, 2005.
      (3) Includes $118,674 paid and $68,217 owed to Dr. Wong, as of November 30, 2004.
      (4) Includes $64,781 owed to Dr. Zuckerman as of November 30, 2005. Dr. Zuckerman terminated his consulting relationship with the Company as of March 1, 2005.
      (5) Includes $140,209 paid and $39,281 owed to Dr. Zuckerman, as of November 30, 2004,
      (6) Upon the formation of the Company in December 2003, 50,000,000 restricted shares of Common stock were issued as founders shares to each of Dr. Mathew Zuckerman and Dr. Ted Wong. These Shares were issued pursuant to the terms of the license agreement entered into between the Company and Axiom Corp. on behalf of Dr. Zuckerman and Dr. Wong, as described below under "Consulting Agreements." The shares were valued at an aggregate of $5,000 or $.0001 per share.

Consulting Agreements

      Pursuant to the December 2003 License Agreement between the Company and Axiom Corp. and Matthew Zuckerman, described below, Axiom entered into a consulting agreement with the Company. Dr. Matthew Zuckerman is President of Axiom which, under the agreement, was to be paid a consulting fee of $15,000 per month starting September 1, 2003, for a two-year period plus reimbursement of the consultant's direct costs. Axiom was paid $15,000 per month until April 2004. Beginning in May 2004, Axiom was being compensated at the rate of $8,500 per month, or $102,000 per annum until March 1, 2005 when the agreement was effectively terminated. Axiom is an independent contractor and only Dr. Zuckerman was providing services to the Company under the consulting agreement.

      On December 11, 2003, NanoSensors purchased a worldwide, perpetual, royalty free, executive license for all commercial markets to use and further develop Dr. Zuckerman's sensor technologies to detect BCX agents.

The Company paid Zuckerman and Axiom a one time licensing fee of $90,000, 50,000,000 shares of the Company's Common Stock and entered into the above-described consulting agreement. See "Business - Technology License."

      The Company entered into a two-year consulting agreement with Dr. Ted Wong commencing on September 1, 2003. The contract provides for Dr. Wong to be paid $14,833 per month plus reimbursement of direct costs. Dr. Wong is employed on a full-time basis for the Company. Dr. Wong was paid $14,833 per month until April 2004. Beginning in May 2004, he is being compensated at the reduced rate of $8,500 per month or $102,000 per annum. All inventions and ideas, whether patentable or not, made by Dr. Wong or with others relating to the Company's business shall belong to the Company. The Company intends to enter into an employment agreement with Dr. Ted Wong, Chief Executive Officer and President.

Stock Incentive Plan

      The Company intends to adopt a Stock Incentive Plan in 2006 in order to motivate participants by means of stock options and restricted shares to achieve NanoSensors' long-term performance goals and enable our employees, officers, directors and consultants to participate in our long term growth and financial success.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

NONE.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information known to us with respect to the beneficial ownership of 205,025,000 shares of our common stock outstanding, as of February 17, 2006, reflecting the Company's 10 for 1 forward split declared on January 12, 2006 by:

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

      Except as otherwise indicated in the notes to the following table,

      o     We believe that all shares are beneficially owned, and investment and voting power is held by, the persons named as owners; and
      o     The address for each beneficial owner listed in the table, except where otherwise noted, is c/o NanoSensors, Inc. 1800 Wyatt Drive, Suite 2, Santa Clara, CA 95054.

                                       Amount and
                                       Nature of           Percentage of Shares
                                       Beneficial             Beneficially
Name of Stockholder                    Ownership                Owned (1)
-------------------                    ---------           --------------------

Ted Wong.........................     22,000,000                 10.7%

Matthew Zuckerman................     19,675,000 (2)              9.6%
0120 Letey Lane
P.O. Box 344
Woody Creek, CO 81656

Meyers Associates, L.P...........     62,000,000 (3)             30.2%
45 Broadway, 2nd Floor
New York, N.Y. 10006

Bruce Meyers.....................     79,000,000 (4)             38.4%
45 Broadway, 2nd Floor
New York, N.Y. 10006

Imtiaz Khan......................     11,000,000 (5)              5.4%
45 Broadway, 2nd Floor
New York, N.Y. 10006

Robert Seguso....................     10,758,730 (5)              5.2%
34-5 54th Drive West #G102
Brandenton, Florida 34210

All officers and directors ......     22,000,000                 10.7%
     as a group (1 person)

* Less than 1% of the issued and outstanding shares.

----------

(1) Pursuant to Rule 13d-3 under the Exchange Act, except where noted for an individual shareholder for his respective shareholdings, the percentages are based on the number of shares issued and outstanding and do not include shares of Common Stock remaining issuable upon: (i) exercise of common stock purchase warrants to purchase 1,000,000 shares issued in connection with the Company's $100,000 February 2004 Bridge Financing; (ii) 27,500,000 Class A Warrants to purchase 27,500,000 shares of Common Stock; (iii) placement agent warrants to purchase 13,750,000 shares of Common Stock, and 13,750,000 Class A Warrants to purchase 13,750,000 shares of Common Stock; (iv) 825,000 lender's warrants to purchase 825,000 shares of Common Stock (v) 1,500,000 warrants issued in connection with a 2005 transaction and (vi) 250,000 warrants to purchase 2,500,000 shares of Common Stock in connection with the 2005 private placement.

(2) Based on Mr. Zuckerman's Form 4 dated January 4, 2006.

(3) Includes 34,500,000 shares of Common Stock and unit purchase options to purchase 13,750,000 shares of common stock, and 13,750,000 Class A warrants to purchase 13,750,000 shares of common stock.

(4) Includes 17,000,000 shares of Common Stock owned by Bruce Meyers, as well as the securities listed in note (2) above held by Meyers Associates, L.P. of which entity Bruce Meyers is president and holds voting and investment control.

(5) Includes 11,000,000 shares of Common Stock and does not include the securities listed in note (2) above held by Meyers Associates, L.P. by whom Imtiaz Khan is employed, but does not exercise voting and investment control.

(6) Includes 5,508,730 shares of Common Stock and presently-exercisable Class A warrants to purchase 5,250,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended November 30, 2005, Dr. Ted Wong, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. As of November 30, 2005, accounts and advances payable to related parties include advances of $9,658 and consulting fees payable to Dr. Ted Wong and Dr. Mathew Zuckerman of $89,318 and $64,781, respectively.

      The Company has entered into a two-year office lease with rent of $2,304 at the commencement of the lease, which is personally guaranteed by Dr. Ted Wong, Chief Executive Officer. See Item 2. "Description of Property."

      In December 2003, the Company issued 50,000,000 founders shares to Dr. Ted Wong, valued at $.0001 per share, for services related to the Company. The Company also issued 50,000,000 founders shares to Dr. Matthew Zuckerman, valued at $.0001 per share, in connection with the License Agreement entered into between the Company and Axiom Corp. and Dr. Zuckerman. Dr. Wong and Dr. Zuckerman each assigned a portion of their shareholdings as gifts to friends and non-affiliated parties in February 2004, when the Company first issued the common shares and their current shareholdings are listed under Item 11, "Security Ownership of Certain Beneficial Owners and Management." See Item 1. "Description of Business-Technology License."

      In February 2004, the Company issued 62,500,000 founders shares, valued at $.0001 per share, in consideration of cancellation of a note payable from the Company to Meyers Associates L.P. and its affiliates for financial advisory services previously rendered to the Company in connection with the formation and capitalization of the Company's business.

      See Item 10. "Executive Compensation" above for the terms and conditions of Consulting Agreements entered into by the Company with its two founders, Dr. Ted Wong and Dr. Matthew Zuckerman. Dr. Zuckerman resigned from all positions with the Company as of March 1, 2005.

      In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker Meyers Associates, L.P. ("Meyers"). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. The net proceeds were used by NanoSensors for product development and working capital. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. These notes mature on the earlier of
(a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders, Dr. Ted Wong and Dr. Matthew Zuckerman. The investors each received five-year warrants to purchase 500,000 shares of common stock exercisable at $.025 per share. The Bridge Notes were repaid in the Company's April 2004 Private Placement.

      By virtue of their ownership of Common Stock and efforts in organizing the Company, Ted Wong and Matthew Zuckerman may be deemed "founders," "parents" and promoters of the Company, and Meyers Associates L.P. and its principals may be deemed a "founder" of the Company as such terms are defined in the Securities Act of 1933 and the Rules and Regulations promulgated thereunder. As described above, Ted Wong and Mathew Zuckman each received 50,000,000 founders shares in connection with the formation of the Company and Meyers Associates L.P. received 62,500,000 founders shares as payment for financial advisory services.

      The Company believes, based on management's experience, that the above transactions are as fair as what could have been obtained from unaffiliated third parties. All future transactions and loans with affiliates of the issuer, including 5% or greater Shareholders are to be on terms no less favorable than could be obtained from an unaffiliated third party. All future affiliated transactions and any forgiveness of loans must be (a) for a bona fide business purpose and approved by a majority of the Company's independent directors who do not have an interest in the transactions and who had access, at the Company's expense, to the Company's independent legal counsel, or (b) a transaction permitted under Section 13(k) of the Securities Exchange Act of 1934, as amended.

ITEM 13. EXHIBITS

(A) EXHIBITS:

   Exhibit
    Number  Description
   -------- -----------
      3.1   Articles of Incorporation, as amended (1)
      3.2   By-Laws (1)
      4.1   Specimen common stock certificate (1)
      4.2   Specimen Bridge Warrant certificate (1)
      4.3   Specimen Warrant certificate from Private Placement (1)
      4.4 Specimen Placement Agent Unit Purchase Option certificate from Private Placement (1)
      4.5 Registration Rights Agreement included in form of Subscription Agreement (2)
      10.1 Placement Agent Agreement dated as of April 20, 2004, by and between NanoSensors, Inc. and Meyers Associates, L.P. (1)
      10.2 License Agreement dated December 11, 2003 by and between NanoSensors, Inc. and Axiom Corp. and Matthew Zuckerman. (1)
      10.3 Consulting Agreement dated December 9, 2003 by and between NanoSensors, Inc. and Axiom Corp. (1)
      10.4 Consulting Agreement dated September 1, 2003 by and between NanoSensors, Inc. and Ted Wong. (1)
      10.5 Lease dated February 12, 2004 between Koll/Intereal Bay Area, as Landlord, and NanoSensors, Inc. as Tenant. (2)
      10.6  Subscription Agreement dated as of November 10, 2005 (3)
      14.1  Code of Ethics (3)
      31.1 Certification of Ted Wong, Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-15(a). (3)
      32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)

(1) Previously filed as an exhibit to our registration statement on Form SB-2 filed on July 23, 2004.
(2) Previously filed as an exhibit to our registration statement on Form SB-2/A filed on October 29, 2004.
(3)   Previously filed as an exhibit to our Form 10-KSB for November 30, 2004.

(B)   REPORTS ON FORM 8-K:

      On August 23, 2005, the Company filed a report on Form 8-K and on September 14, 2005 the Company filed an amended 8-K, relating to the dismissal of Madsen & Associates, CPA's Inc. as the Company's auditors and the appointment of Lazar Levine & Felix LLP as the Company's auditors for the year ending November 30, 2005.

      There were no other reports on Form 8-K filed during the quarter ended November 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Lazar Levine and Felix LLP ("LLF") was the Company's independent auditor and examined the financial statements of the Company issued during the period from August 18, 2005 through November 30, 2005. Madsen & Associates, Inc. ("Madsen") was the Company's independent auditor and examined the financial statements of the Company issued during the period from inception (December 23, 2003) through August 18, 2005.

Audit Fees

      LLF expects aggregate audit and review fees of approximately $28,000 for the fiscal year ended November 30, 2005 for professional services rendered. Madsen was paid aggregate audit fees of $13,630 for the period from inception (December 23, 2003) through November 30, 2004, for professional services rendered.

Audit Related Fees

      LLF and Madsen were not paid audit related fees for either of the fiscal years ended November 30, 2005 or November 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

      LLF estimates fees in the amount of $5,000 for the fiscal year ended November 30, 2005 for professional services rendered for tax compliance, tax advice and tax planning during the fiscal year ended September 30, 2005. Madsen did not receive any tax fees during the period from inception (December 23, 2003) through August 18, 2005.

All Other Fees

      LLF did not provide any other professional services for the fiscal period ended November 30, 2005. Madsen also did not provide any other professional services for the fiscal period from inception (December 23, 2003) through November 30, 2004.

Audit Committee

      The Company currently has an audit committee which consists solely of Ted Wong.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this March 15, 2006.


                                                   NANOSENSORS, INC.


                                                   /s/ Ted Wong
                                                   -----------------------------
                                                   Ted Wong
                                                   President and Chief Executive
                                                   Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 15, 2006.


/s/ Ted Wong
--------------------------------------
Ted Wong
Chief Executive Officer
(Principal Executive Officer), President
Chief Financial Officer
(Principal Financial Officer) and
Sole Director

                                                 NANOSENSORS, INC.


                                           INDEX TO FINANCIAL STATEMENTS
                                                                                                              Page
                                                                                                              ----
Report of Independent Registered Public Accounting Firm - Current Auditor.....................................F-2

Report of Independent Registered Public Accounting Firm - Predecessor Auditor.................................F-3

Balance Sheets as of November 30, 2005 and 2004...............................................................F-4

Statements of Operations for the Cumulative Period from Inception (December 23,
       2003) to November 30, 2005, Twelve Months Ended November 30, 2005
       and for the Period from Inception (December 23, 2003) to November 30, 2004.............................F-5

Statement of Shareholders' deficit for the Period from Inception
       (December 23, 2003) to November 30, 2005...............................................................F-6

Statements of Cash Flows for the Cumulative Period from Inception (December 23,
       2003) to November 30, 2005, the Twelve Months Ended November 30, 2005
       and the Period from Inception (December 23, 2003) to November 30, 2004.................................F-7

Notes to Financial Statements.................................................................................F-8 - F-15

                                                        F-1

Board of Directors and Stockholders of
NanoSensors, Inc.
Santa Clara, California

We have audited the accompanying balance sheet of NanoSensors, Inc. (a development stage company) as of November 30, 2005 and the related statements of operations, shareholders' deficit and cash flows for the year ended November 30, 2005 and for the cumulative period from inception (December 23, 2003) to November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of NanoSensors, Inc. as of November 30, 2004, were audited by other auditors, whose report dated March 14, 2005 on those statements included an explanatory paragraph that described the conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoSensors, Inc. at November 30, 2005 and the results of its operations and its cash flows for the year ended November 30, 2005 and for the cumulative period from inception (December 23, 2003) to November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   -------------------------
                                                   Lazar Levine & Felix LLP

New York, New York
March 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCONTING FIRM


We have audited the accompanying balance sheet of Nanosensors, Inc. (development stage company) at November 30, 2004 and the related statement of operations, stockholders' equity, and cash flows for the period December 23, 2003 (date of inception) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the se financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nanosensors, Inc. at November 30, 2004 and the results of operations, and cash flows for the period December 23, 2003 (date of inception) to November 30, 2004, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern, Management's plans in regard to these matters are describes in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Madsen & Associates, CPA's Inc.

Salt Lake City, Utah,
March 14, 2005

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                November 30, 2005  November 30, 2004

                                            ASSETS

CURRENT ASSETS:
     Cash                                                       $        191,940    $        13,558
     Inventory                                                                --             16,072
                                                                -----------------------------------

TOTAL CURRENT ASSETS                                                     191,940             29,630
                                                                -----------------------------------

PROPERTY AND EQUIPMENT - net of accumulated
   depreciation of $3,200 and $1,600, respectively                         4,800              6,400
                                                                -----------------------------------

OTHER ASSETS:
     Licenses - net of amortization                                           --             76,000
     Deposit                                                               3,000              3,000
                                                                -----------------------------------

                                                                           3,000             79,000
                                                                -----------------------------------

TOTAL ASSETS                                                    $        199,740    $       115,030
                                                                ===================================

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $        246,830    $       178,535
     Accounts payable - related party                                    163,757             68,217
                                                                -----------------------------------

TOTAL CURRENT LIABILITIES                                                410,587            246,752
                                                                -----------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value; 500,000,000 shares
       authorized; 205,025,000 and 20,102,500 shares issued
       and outstanding in 2005 and 2004, respectively                    205,025             20,103
    Additional paid-in capital                                           659,752            589,674
    Deficit accumulated during the development stage                  (1,075,624)          (741,499)
                                                                -----------------------------------

                                                                        (210,847)          (131,722)
                                                                -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $        199,740    $       115,030
                                                                ===================================

                 See accompanying notes to financial statements.

                                                  NANOSENSORS, INC.
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS

                                              For the Cumulative                                  For the Period
                                             Period from Inception        Twelve Months            from Inception
                                            (December 23, 2003) to            Ended           (December 23, 2003) to
                                               November 30, 2005        November 30, 2005        November 30, 2004
                                            ------------------------------------------------------------------------
NET SALES                                   $             11,688        $              --      $              11,688
                                            ------------------------------------------------------------------------

COSTS AND EXPENSES:
     General and Administrative Expense                  493,705                  239,320                    254,385
     Research and Development                            477,450                   17,210                    460,240
     Depreciation and Amortization                        36,450                   15,850                     20,600
     Write-off of Licenses                                61,750                   61,750                         --
                                            ------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES                               1,069,355                  334,130                    735,225
                                            ------------------------------------------------------------------------

LOSS FROM OPERATIONS                                  (1,057,667)                (334,130)                  (723,537)

OTHER INCOME (EXPENSE)
     Interest expense                                    (18,604)                      --                    (18,604)
     Interest income                                         647                        5                        642
                                            ------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                              (1,075,624)                (334,125)                  (741,499)

     Income Tax Expense                                       --                       --                         --
                                            ------------------------------------------------------------------------

NET LOSS                                    $       (1,075,624.00)      $     (334,125.00)     $         (741,499.00)
                                            ========================================================================

BASIC AND DILUTED NET LOSS                  $              (0.01)       $           (0.00)     $               (0.00)
                                            ========================================================================
   PER SHARE

WEIGHTED AVERAGE NUMBER OF                           184,372,631              202,471,575                164,299,196
   COMMON SHARES OUTSTANDING                ========================================================================

                 See accompanying notes to financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional        During the
                                                                                       Paid - in       Development
                                                      Shares             Amount         Capital           Stage        Total Deficit
                                                    -------------------------------------------------------------------------------
BALANCE AT DECEMBER 23, 2003 (INCEPTION)                       --     $        --     $        --      $        --      $        --

   Issuance of common stock for license at $.001        5,000,000           5,000              --               --            5,000

   Issuance of common stock for
      services and expenses
      at $.001 per share                               11,450,000          11,450              --               --           11,450

   Issuance of common stock for
      cash at $.05 per share                                9,500              10             465               --              475

   Issuance of common stock for
      cash at $.20 per share-
      net of issuance costs                             2,750,000           2,750         460,250               --          463,000

   Issuance of common stock for note
      receivable - at $.05 per share - paid
      in June 2004                                         88,000              88           4,312               --            4,400

   Issuance of common stock for payment of debt
      at $.20 per share                                   620,000             620         123,380               --          124,000

   Issuance of common stock for expenses
      at $.0078 per share                                 185,000             185           1,267               --            1,452

   Net Loss                                                    --              --              --         (741,499)        (741,499)
                                                    -------------------------------------------------------------------------------
BALANCE AS OF NOVEMBER 30, 2004                        20,102,500          20,103         589,674         (741,499)        (131,722)

   Issuance of common stock for
      cash at $.20 per share                              150,000             150          29,850               --           30,000

   Issuance of common stock for cash at
      $1.00 per share, net
      of issuance costs                                   250,000             250         224,750               --          225,000

10 for 1 stock split (Note 8)                         184,522,500         184,522        (184,522)

   Net Loss                                                    --              --              --         (334,125)        (334,125)
                                                    -------------------------------------------------------------------------------

BALANCE AS OF NOVEMBER 30, 2005                       205,025,000     $   205,025     $   659,752      $(1,075,624)     $  (210,847)
                                                    ===============================================================================

                 See accompanying notes to financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                              For the Cumulative                                   For the Period
                                                             Period from Inception                                 from Inception
                                                              (December 23, 2003)       Twelve Months Ended      (December 23, 2003)
                                                              to November 30, 2005       November 30, 2005      to November 30, 2004
                                                             -----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                  $         (1,075,624)       $        (334,125)     $          (741,499)
                                                             ----------------------------------------------------------------------
    Adjustment to reconcile net loss to net cash
      utilized in operating activities:
     Depreciation and Amortization                                         36,450                   15,850                   20,600
     Write-off of Licenses                                                 61,750                   61,750                       --
     Issuance of common stock for expenses                                 12,902                       --                   12,902
   Change in operating assets and operating liabilities:
     Inventory                                                                 --                   16,072                  (16,072)
     Accounts payable and accrued expenses                                534,587                  163,835                  370,752
                                                             ----------------------------------------------------------------------
    Net cash (used) by operating activities                              (429,935)                 (76,618)                (353,317)
                                                             ----------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                  (8,000)                      --                   (8,000)
    Purchase of License                                                   (90,000)                      --                  (90,000)
    Deposit                                                                (3,000)                      --                   (3,000)
                                                             ----------------------------------------------------------------------
           Net cash used in investment activities                        (101,000)                      --                 (101,000)
                                                             ----------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                722,875                  255,000                  467,875
                                                             ----------------------------------------------------------------------
           Net cash provided by financing activities                      722,875                  255,000                  467,875
                                                             ----------------------------------------------------------------------

NET INCREASE IN CASH                                                      191,940                  178,382                   13,558
     Cash at beginning of period                                               --                   13,558                       --
                                                             ----------------------------------------------------------------------

CASH EQUIVALENTS AT END OF PERIOD                            $            191,940        $         191,940      $            13,558
                                                             ======================================================================
NON CASH FLOWS FROM OPERATING ACTIVITIES:
     Issuance of 116,350,000 common shares for services                    12,902                       --                   12,902
                                                             ======================================================================

                 See accompanying notes to financial statements.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


1.    ORGANIZATION

      The Company was incorporated under the laws of the State of Nevada on December 23, 2003 with authorized common stock of 50,000,000 shares at $.001 par value. See Note 8 "Subsequent Events" for increase in authorized capital and a 10 for 1 forward stock split. Information pertaining to shares and earnings per share has been retroactively restated in the accompanying financial statements, except for the Statement of Shareholders' Deficit and the corresponding amounts in the balance sheet as of November 30, 2004.

      The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant commercial operations.

      The Company has elected November 30 as its fiscal year end.

2.    GOING CONCERN

      The Company has incurred recurring operating losses in each of the periods for the year ended November 30, 2005 and for the period from Inception (December 23, 2003) to November 30, 2004 aggregating $1,075,624 and has a working capital deficit of $218,647 as of November 30, 2005. The recurring operating losses are due to the Company being in the development stage and since we have not yet established commercial operations. The Company has no cash flows from revenues and has been spending available cash on research and development activities and administrative costs. The Company will need additional capital for its future planned activities and for payment of its current liabilities.

      These factors raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is planning to source its cash needs in the future from the exercise of outstanding warrants, proceeds from a contemplated common stock offering and revenues on commencement of commercial operations. The net proceeds from these sources are expected to meet the Company's need for the coming year.

      There is no assurance that funds will be available from these sources. In addition, if additional funds are required earlier than anticipated there can be no assurance that the Company will be able to obtain such funds from financial institutions, government funding, the exercise of the warrants, and otherwise, on terms that are deemed acceptable to the Company.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Income Taxes

      The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

      As of November 30, 2005, the tax benefit of approximately $366,000 from loss carryforwards has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current commercial operations. The benefit of the net operating loss will expire in various years through 2025. Due to losses, the Company has no provision for income taxes.

      Basic and Diluted Net Income (Loss) Per Share

      The Company presents "basic" and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutitive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for both periods, the effect of warrants in the calculation of diluted loss per share is anti-dilutive and have been excluded. Outstanding warrants as of November 30, 2005 and 2004, aggregated 60,825,000 and 56,825,000, respectively.

      Financial and Concentrations Risk

      Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. Cash balances are maintained in accounts that are federally insured up to $100,000. The Company may have balances in excess of such limits and the credit risk is mitigated by the Company by maintaining such balances in financial institutions of high credit quality.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Property and equipment

      The Company's property and equipment consists of the following:

                                                2005          2004
                                               -------      --------

            Office Equipment                   $ 8,000      $ 8,000
            Less accumulated depreciation       (3,200)      (1,600)
                                               -------      -------
                                               $ 4,800      $ 6,400
                                               =======      =======

      Office equipment is depreciated on the straight-line method over five years. Depreciation expense charged to the Statement of Operations for the year ended November 30, 2005 and for the period from Inception (December 23, 2003) to November 30, 2004 and for the cumulative period from inception (December 23, 2003) to November 30, 2005 was $1,600, $1,600 and $3,200 respectively.

      Research and Development Costs

      Research and development costs include costs of wages, supplies, depreciation of equipment used in the research activity, and any assigned overhead expense. Research and development costs are expensed as incurred.

      Estimates and Assumptions

      Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used in preparing these financial statements, but are not expected to be material.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not currently believe adoption of SFAS No. 154 will have a material impact on the Company's results of operations or financial position.

4.    PURCHASE OF LICENSE

      On December 11, 2003, the Company purchased a worldwide, perpetual, exclusive, marketing license from Axiom Corp. and Matt Zuckerman (not related parties) for the use of, and further development of sensor technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 50,000,000 common shares of the Company's common stock, with an estimated value of $5,000, and a consulting agreement, which provided for a monthly fee of $8,500, as revised on May 1, 2004, to be paid for the further development of the sensors. During the term of the consulting agreement, all technology for detecting explosive, chemicals, and biological agents, developed and ready for patent application are to be assigned to the Company.

      The license was determined by management to have an estimated useful life of five years and was being amortized on the straight-line method. The amortization expense for the year ended November 30, 2005 and for the period from Inception (December 23, 2003) to November 30, 2004 and for the cumulative period from inception (December 23, 2003) to November 30, 2005 was $14,250, $19,000 and $33,250, respectively.

      The consulting agreement was effectively terminated as of March 1, 2005. In accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has determined that the cost of the license may not be recoverable based on estimated cash flows over the estimated life of the license and has accordingly written off the net unamortized value as of that date of $61,750.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


5.    SHAREHOLDERS' EQUITY

      The following is a summary of common stock and warrants to purchase common stock issued from inception.

                                                                                         Common Shares
                                                          Common          Common         (post split)
                                                          Shares          Shares         Issuable for
                                                         Pre-split       Post-split     Warrants Issued   Reference
                                                         ----------------------------------------------------------
      Issued during Period ended November 30, 2004
      Issuance of common stock for license
         at $.001 per share                               5,000,000       50,000,000                --    (1)
      Issuance of common stock for services
         and expenses at $.001 per share                 11,450,000      114,500,000           825,000    (2), (3)
      Issuance of common stock for cash
         at $.05 per share                                    9,500           95,000                --    (4)
      Issuance of common stock for cash
         at $.20 per share - net of issuance costs        2,750,000       27,500,000        56,000,000    (5), (6)
      Issuance of common stock for cash
         - at $.05 per share - paid in June 2004             88,000          880,000                --    (4)
      Issuance of common stock for payment
         of debt at $.20 per share                          620,000        6,200,000                --    (7)
      Issuance of common stock for expenses
         at $.0078 per share                                185,000        1,850,000                --    (3)

      Issued during Year ended November 30, 2005
      Issuance of common stock for cash at
         $.20 per share                                     150,000        1,500,000         1,500,000    (8)
      Issuance of common stock for cash at $1.00
         per share                                          250,000        2,500,000         2,500,000    (9)
                                                         ----------      -----------        ----------

         Total issuances as of November 30, 2005         20,502,500      205,025,000        60,825,000
                                                         ==========      ============       ==========

      (1) On December 11, 2003, the Company issued 50,000,000 shares of common stock for the purchase of a license. See Note 4 for more information.

      (2) The Company issued, during the period from Inception (December 23,
      2003) to November 30, 2004, 50,000,000 shares of common stock for services rendered by the CEO to the Company and 62,500,000 shares of common stock for services rendered by a loan consultant, all of which costs were expensed in the Statement of Operations for the period ended November 30, 2004.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


5.    SHAREHOLDERS' EQUITY (Continued)

      (3) The Company issued 3,850,000 shares of common stock in aggregate to lenders and a loan consultant. Of these shares, 3,000,000 shares of common stock were issued to an unaffiliated lender at inception of his making two loans totaling $120,000 (see reference (6) below), 750,000 shares of common stock were issued to another lender at inception of another loan of $30,000 (see reference (6) below) and 100,000 shares of common stock were issued to a loan consultant in connection with these borrowings. The value of these 3,850,000 shares have been expensed as loan costs in the Statement of Operations for the period ended November 30, 2004. In addition, the lender of the $30,000 note was issued at inception of the loan, warrants to purchase 750,000 shares of Common Stock, and the loan consultant was issued 75,000 warrants to purchase 75,000 shares of Common Stock. Both are exercisable at $.02 per share, expiring on January 21, 2007.

      (4) Issued for cash consideration

      (5) Issued 27,500,000 shares of common stock in a private offering, the "April 2004 Private Placement." The private placement of units each consisted of ten shares of common stock and one Class A Warrant to purchase ten shares of Common Stock for five years at $6.03 per share, expiring on April 30, 2009. The Company received $463,000 net of expenses of $87,000 incurred in the private offering. The actual funds received by the Company were $363,000 as Bridge Notes totaling $100,000 (see below) were repaid out of these funds. In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker, who received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the "Bridge Notes") accrued at a rate of 10% per annum. Payment of the Bridge Notes was guaranteed by the Company's two founders. As consideration for the borrowings, in addition to the promissory notes, both investors received five-year warrants to purchase 500,000 shares of common stock exercisable at $.025 per share, expiring on February 28, 2009.

      (6) In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm to privately offer and sell on a "best efforts" basis, $550,000 of its securities in a private offering the "April 2004 Private Placement." As consideration, the placement agent received warrants to purchase 13,750,000 warrants at the exercise price of $.020 per unit exercisable until April 30, 2009 and in addition received a right to another 13,750,000 warrants with an exercise price of $.030 per unit exercisable until April 30, 2009.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


5.    SHAREHOLDERS' EQUITY (Continued)

      (7) 6,200,000 shares of common stock was issued in repayment of notes totaling $120,000 and accrued interest of $4,000 on these notes. In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated lender. These loans bore interest at a rate of 10% per annum.

      (8) On January 17, 2005, the Company issued 1,500,000 shares of common stock and warrants to purchase an additional 1,500,000 shares at an exercise price of $.03 per share, expiring on January 17, 2010 for a cash consideration of $30,000.

      (9) On November 10, 2005, the Company closed on an offering of 250,000 units for an aggregate of $250,000, with each Unit consisting of ten shares of common stock and one five year warrant expiring on November 30, 2010 to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration, the financial consultant to the Company received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The Company received net proceeds of $225,000.

6.    RELATED PARTY TRANSACTIONS

      During the year ended November 30, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. As of November 30, 2005, accounts and advances payable to related parties include the advances of $9,658 and also consulting fees payable to the CEO and a shareholder consultant of $89,318 and $64,781, respectively.

      During the period from inception (December 23, 2003) to November 30, 2004, an officer-director has accrued liabilities due him of $68,217, resulting from a consulting agreement. See Note 4 for more information.

7.    COMMITMENTS AND CONTINGENCIES

      The Company leases office space in Santa Clara, California under an operating lease at a monthly rent of $2,419 which expired in February of 2006.

                                NANOSENSORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2005


7.    COMMITMENTS AND CONTINGENCIES (Continued)

      Rent expense charged to the Statement of Operations for the year ended November 30, 2005 and for the period from Inception (December 23, 2003) to November 30, 2004 and for the cumulative period from inception (December 23, 2003) to November 30, 2005 was $32,565, $33,327 and $65,892,
      respectively.

8.    SUBSEQUENT EVENT

      On January 5, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Serial Preferred Stock, $.001 par value. On January 26, 2006, the Company effected a 10 for 1 forward stock split in which it issued ten (10) shares of Common Stock (9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. The Company retained the par value of $.001 per share for all common shares. The effect of the stock split is made in the Statement of Shareholders' Deficit by reclassifying from "Additional Paid-in Capital" to "Common Stock" an amount equal to the par value of the additional shares arising from the split. Information pertaining to shares and earnings per share has been retroactively restated in the accompanying financial statements, except for the Statement of Shareholders' Deficit and the corresponding amounts in the balance sheet as of November 30, 2004.