Form 10QSB
period 2006-02-28
NANOSENSORS INC
filed 2006-04-19
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period Ended February 28, 2006
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period From ____________________ To __________________

Commission File Number: 000-51007

NANOSENSORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Wyatt Drive, Suite #2 Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (408) 855-0051

N/A
(Former Name, Former Address and Former Fiscal Year, if Changes Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2006
Common Stock, $001 par value per share	206,425,000 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

INDEX

Page(s)
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Balance Sheets - February 28, 2006 (unaudited)	3

Statements of Operations for the Period from date of inception to February 28, 2006 and the three month periods
ended February 28, 2005 and February 28, 2006 (unaudited)	4

Statements of Cash Flows for the Period from the date of inception to February 28, 2006 and the three month periods
ended February 28, 2005 and February 28, 2006 (unaudited)	5

Statement of Shareholders’ Equity for the Period from the date of
inception to February 28, 2006 (unaudited)	6

Notes to Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	15

ITEM 2. CHANGES IN SECURITIES	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16

Signatures	17

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	February 28, 2006	November 30, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$128,389	$191,940
Prepaid Expense	1,997	-

TOTAL CURRENT ASSETS	130,386	191,940

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $3,600 and $3,200, respectively	4,400	4,800

OTHER ASSETS:
Web site development - net of amortization of $417	4,584	-
Deposit	3,000	3,000

	7,584	3,000

TOTAL ASSETS	$142,370	$199,740

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$247,825	$246,830
Accounts payable - related party	158,557	163,757

TOTAL CURRENT LIABILITIES	406,382	410,587

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value; 500,000,000 shares authorized; 206,425,000 and 205,025,000 shares issued and outstanding in 2005 and 2004, respectively	206,425	205,025
Additional paid-in capital	697,852	659,752
Deficit accumulated during the development stage	(1,168,289)	(1,075,624)

	(264,012)	(210,847)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$142,370	$199,740

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative
	Period from Inception
	(December 23, 2003) to	Three Months Ended	Three Months Ended
	February 28, 2006	February 28, 2006	February 28, 2005
NET SALES	$11,688	$-	$-

COSTS AND EXPENSES:
General and Administrative Expense	585,560	91,854	19,338
Research and Development	477,450	-	101,788
Depreciation and Amortization	37,267	817	5,150
Write-off of Licences	61,750	-	-

TOTAL COSTS AND EXPENSES	1,162,027	92,671	126,276

LOSS FROM OPERATIONS	(1,150,339)	(92,671)	(126,276)

OTHER INCOME(EXPENSE)
Interest expense	(18,604)	-	-
Interest income	654	6	4
LOSS BEFORE INCOME TAXES	(1,168,289)	(92,665)	(126,272)

Income Tax Expense	-	-	-

NET LOSS	$(1,168,289)	$(92,665)	$(126,272)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	186,788,331	205,765,000	202,025,000

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Cumulative Period from Inception (December 23, 2003) to February 28, 2006	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,168,289)	$(92,665)	$(126,272)
Adjustment to reconcile net loss to net cash utilized in operating activities:
Depreciation and Amortization	37,266	816	5,150
Write-off of Licences	61,750	-	-
Issuance common stock for expenses	12,902	-	-
Change in operating assets and operating liabilities:
Prepaid Expenses	(1,997)	(1,997)	-
Accounts payable and accrued expenses	530,382	(4,205)	74,264
Net cash used by operating activities	(527,986)	(98,051)	(46,858)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,000)	-	-
Purchase of License	(90,000)	-	-
Website Development Costs	(5,000)	(5,000)
Deposit	(3,000)	-	-
Net cash used in investment activities	(106,000)	(5,000)	-
CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from exercise of warrants	762,375	39,500	30,000
Advances from officer	-	-	3,300
Net cash provided by financing activities	762,375	39,500	33,300

NET INCREASE IN CASH	128,389	(63,551)	(13,558)
Cash at beginning of period	-	191,940	13,558

CASH EQUIVALENTS AT END OF PERIOD	$128,389	$128,389	$-
NON CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of 116,350,000 common shares for services	$12,902	$-	$-

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Shares	Amount	Paid - in Capital	Development Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)		$-	$-	$-	$-

Issuance of common stock for license at $.001	5,000,000	5,000	-	-	5,000

Issuance of common stock for services and expenses at $.001 per share	11,450,000	11,450	-	-	11,450

Issuance of common stock for cash at $.05 per share	9,500	10	465	-	475

Issuance of common stock for cash at $.20 per share- net of issuance costs	2,750,000	2,750	460,250	-	463,000

Issuance of common stock for note receivable - at $.05 per share - paid in June 2004	88,000	88	4,312	-	4,400

Issuance of common stock for payment of debt at $.20 per share	620,000	620	123,380	-	124,000

Issuance of common stock for expenses at $.0078 per share	185,000	185	1,267	-	1,452

Net Loss	-	-	-	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	20,102,500	20,103	589,674	(741,499)	(131,722)

Issuance of common stock for cash at $.20 per share	150,000	150	29,850	-	30,000

Issuance of common stock for cash at $1.00 per share, net of issuance costs	250,000	250	224,750	-	225,000

10 for 1 stock split (Note 9)	184,522,500	184,522	(184,522)

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(210,847)

Issuance of common stock for cash at $.025 per share	500,000	500	12,000		12,500

Issuance of common stock for cash at $.030 per share	900,000	900	26,100		27,000

Net Loss	-	-	-	(92,665)	(92,665)

BALANCE AS OF February 28, 2006	206,425,000	$206,425	$697,852	$(1,168,289)	$(264,012)

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2006

1.	ORGANIZATION:

The Company was incorporated under the laws of the State of Nevada on December 23, 2003 with authorized common stock of 50,000,000 shares at $.001 par value. See Note 7 “Significant Event” for increase in authorized capital and a 10 for 1 forward stock split. Information pertaining to shares and earnings per share has been retroactively restated in the accompanying financial statements, except for the Statement of Shareholders’ Deficit.

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant commercial operations.

The Company has elected November 30 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The interim financial information, as of February 28, 2006 and for the three-month periods ended February 28, 2006 and 2005 and for the cumulative period from inception (December 23, 2003) to February 28, 2006, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2006, and results of operations, statement of shareholders’ deficit and cash flows for the three months ended February 28, 2006 and 2005, and for the cumulative period from inception (December 23, 2003) to February 28, 2006 as applicable, have been made. The results of operations for the three months ended February 28, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net Income (Loss) Per Share

The Company presents "basic' and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for all periods, the effect of warrants in the calculation of diluted loss per share is anti-dilutive and have been excluded. Outstanding warrants as of February 28, 2006 and 2005 aggregated 59,425,000 and 60,825,000, respectively.

Web Site Development

The Company accounts Web Site Development costs in accordance with EITF 00-2: Accounting for Web Site Development Costs. The Company capitalized development costs totaling $5,000 incurred during the quarter ended February 28, 2006. These costs are being depreciated on the straight-line method over three years. Amortization expenses charged to Statements of Operations for the three months ended February 28, 2006 was $417.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not currently believe adoption of SFAS No. 154 will have a material impact on the Company’s results of operations or financial position.

3.	SHAREHOLDERS’ EQUITY:

During the quarter ended February 28, 2006, the Company issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.030 per share for proceeds of $27,000.

4.	RELATED PARTY TRANSACTIONS:

During the year ended November 30, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. As of February 28, 2006, accounts and advances payable to related parties include advances of $4,458 and also consulting fees payable to Dr. Ted Wong and Dr. Mathew Zuckerman of $89,318 and $64,781, respectively.

5.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to February 28, 2006 aggregating $1,168,289 and has a working capital deficit of $275,996 as of February 28, 2006. The recurring operating losses are due to the Company being in the development stage and since we have not yet established commercial operations. The Company has no cash flows from revenues and has been spending available cash on research and development activities and administrative costs.

The Company will need additional capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from a contemplated common stock offering. The net proceeds from these sources are expected to meet the Company’s need for the coming year.

If the Company does not obtain additional capital from these sources, other funds will be needed in order to produce other products currently in development. If additional funds are required earlier than anticipated there can be no assurance that we will be able to obtain such funds from financial institutions, government funding, the exercise of the warrants, and otherwise on a basis deemed acceptable.

6.	COMMITMENTS AND CONTINGENCIES:

The Company leases office space in Santa Clara, California under an operating lease at a monthly rent of $2,419, which expired in February of 2006. Starting on March 1, 2006, the office space is leased on a month to month basis at a monthly rent of $2,688.00.

7.	SIGNIFICANT EVENT:

On January 5, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Serial Preferred Stock, $.001 par value. On January 26, 2006, the Company effected a 10 for 1 forward stock split in which it issued ten (10) shares of Common Stock (9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. The Company retained the par value of $.001 per share for all common shares. The effect of stock split is made on the Statement of Shareholders’ Deficit during the year ended November 30, 2005 by reclassifying from “Additional Paid-in Capital” to “Common Stock” an amount equal to the par value of the additional shares arising from the split. Information pertaining to shares and earnings per share has been restated in the accompanying financial statements, except for statement of shareholders’ deficit, and this footnote to reflect this split.

Unless the context requires otherwise, references in this Quarterly Report to “NanoSensors”, “the Company”, “we”, “our” and “us” refer to NanoSensors, Inc.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as “may,” ‘will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis-Plan of Operation” in our reports and registration statements filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB. All share and per share data in this section, as well as in the entire report, other than the historical financial statements, unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by the Company on January 12, 2006.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While NanoSensors’ significant accounting policies are more fully described in Note 2 to its financial statements contained in its Annual Report of Form 10-KSB for November 30, 2005, NanoSensors currently believes the following accounting policies to be critical:

Development Stage Company

NanoSensors is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” NanoSensors has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) Issue No. 00-02, “Accounting for Web Site Development Costs,” respectively. Qualifying costs incurred during the application development stage, which consist primarily of outside services and NanoSensors’ consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, NanoSensors expenses all costs incurred in connection with the start-up and organization of NanoSensors.

Research and Development

Research and development costs are related primarily to NanoSensors developing early prototypes. Research and development costs are expensed as incurred.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the period ended February 28, 2006.

Results of Operations for the Three Months Ended February 28, 2006 as Compared to the Three Months Ended February 28, 2005.

For the three months ended February 28, 2006 and for the three months ended February 28, 2005, the Company did not have sales. The Company is still in the development stage. For the three months ended February 28, 2006, the Company incurred total costs and expenses of $92,671, whereas for the three months ended February 28, 2005, the Company recorded total costs and expenses of $126,276. The 73% reduction in total costs and expenses resulted from the Company being without funds to implement its business plan. During the fiscal quarter ended February 28, 2006, the Company had limited funds to conduct its operations.

During the three months ended February 28, 2006, the Company incurred general and administrative expenses of $91,854 as compared to $19,338 for the three month period ended February 28, 2005. Administrative expenses consisted primarily of consulting fees paid to Dr. Ted Wong, CEO and a consultant, rent and professional fees incurred as a result of becoming a public reporting company.

Research and development expenses for the three months ended February 28, 2006 was zero, as compared with $101,788 research and development expenses in the three months ended February 28, 2005. No expenses were incurred during the three months ended February 28, 2006 because the Company had limited funds at its disposal. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development.

Depreciation and amortization expense for both the three month period ended February 28, 2006 and the three months ended February 28, 2005 were minimal and primarily concerned office equipment and amortization of the license.

The Company did not incur interest expense for the three month periods ended February 28, 2005 and February 28, 2006.

Liquidity and Capital Resources at February 28, 2006

The Company does not have an operating line of credit from a financial institution and consequently relied on financing from investors to support its operations. As of February 28, 2006, the Company had $128,389 on deposit in an escrow account, as compared with $191,750 on deposit in escrow at November 30, 2005. The Company’s operations have been limited in light of its need for additional financing. The Company’s available funds resulted from a private placement on November 10, 2005 with one unaffiliated investor. The investor purchased 250,000 units for $250,000 with each unit consisting of ten shares of common stock and warrants to purchase ten shares of Common Stock at $.225 per share. The $225,000 of net proceeds are being used by the Company for working capital, including the Chief Executive Officer's salary and payment of certain past due payables.

In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are selling shareholders or are otherwise affiliated with the Company. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 had an original maturity date of January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 4,125,000 shares of Common Stock. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note plus $1,500 of accrued interest was converted into 2,075,000 shares of Common Stock. The lender of these two notes received 3,000,000 shares of common stock at the time the loans were made in addition to the actual shares of Common Stock provided for upon conversion. The value of these shares has been expensed as loan costs in the statement of operations for the period ended November 30, 2004. The Company also issued a third note for $30,000 which bore interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. On January 17, 2005, the same lender was issued against $30,000 consideration, 1,500,000 shares of Common Stock and Warrants to purchase an additional 1,500,000 shares at an exercise price of $.03 per share. The lender received 750,000 shares of Common Stock and Warrants to purchase 750,000 shares of Common Stock, exercisable at $.02 per share for three years and an unaffiliated party received 75,000 shares and warrants to purchase 75,000 shares on the above terms for loan consulting services. All loan proceeds were used for administrative expenses and research and development expenditures.

In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company's investment banker, Meyers Associates, L.P. (“Meyers”). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the “Bridge Notes”) accrued at a rate of 10% per annum. These notes matured on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by the Company's two founders. As consideration for the borrowings, in addition to the promissory notes, the investors each received five-year warrants to purchase 500,000 shares of common stock, exercisable at $.025 per share.

In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell on a “best efforts” basis, $550,000 of its securities in a private offering, the “April 2004 Private Placement.” The private placement of units each consisted of ten shares of common stock and one Class A Warrant to purchase ten shares of Common Stock for five years at $.030 per share. On April 26, 2004, the Company closed on the entire $550,000 of private placement units and issued 27,500,000 shares. The Bridge Notes were paid from the proceeds of the private placement.

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

During the quarter ended February 28, 2006, the Company issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.030 per share for proceeds of $27,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company recognized a net loss of $334,125 for Fiscal 2005 and a net loss of $92,665 for the three months ended February 28, 2006. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2005 includes an explanatory paragraph which states that due to history of operating losses, as the Company has not yet commenced commercial operations and based on Company's needs for additional funds in 2006 for its planned activity and to service its debt, there is a substantial doubt about the ability of the Company to continue as a going concern. See Note 2 of Notes to 2005 Financial Statements.

The Company suspended most of its operations during Fiscal 2005 until it was able to obtain additional financing of $250,000 in November 2005. Management believes that the current level of general and administrative expenses are necessary to accomplish the Company's business strategy, and to further decrease these activities would delay the Company's ability to carry out its business strategy.

The Company had a working capital deficit of $218,647 at November 30, 2005 and $275,996 at February 28, 2006. We have funded the business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe the Company will meet working capital requirements with the cash on hand as of March 31, 2006 for only the next three months without any revenues and/or additional funding. The Company will take appropriate actions and reduce its product and technology development to match available funds. The Company needs to raise additional funds in order to produce other products currently in development. Further, the Company will need to raise additional funds from debt or equity funding sources in the event that it does not generate cash from revenues. The Company also intends to seek financing from U.S. government agencies, such as Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from the Company for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

NanoSensors does not have any significant commitments for capital expenditures. The operating lease consisting of $2,419 per month for office space expired in February 2006. Commencing on March 1, 2006, the office space is leased on a month to month basis at a monthly rent of $2,688. NanoSensors does not have commitments to hire employees. In view of NanoSensors' early stage of development, there is no assurance that it will perform in accordance with its plan of operation, or that it will continue as a going concern or that it will ultimately achieve profitable operations.

ITEM 3. CONTROLS AND PROCEDURES

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as set forth below, we are not a party to any legal proceedings.

On March 15, 2006, NanoSensors, Inc. commenced a commercial arbitration before the American Arbitration Association against Mathew Zuckerman, a co-founder, former Chief Scientist and officer of the Company and his affiliated consulting firm Axiom Corporation (collectively, “Zuckerman”). Pursuant to a license agreement entered into between the Company and Zuckerman, NanoSensors was granted an exclusive worldwide perpetual license to Zuckerman’s technology. Notwithstanding the parties’ termination of a Consulting Agreement entered into between them in March 2005, the perpetual License Agreement remained in effect and the Company retained all rights to the technology. NanoSensors has commenced the arbitration proceeding to seek injunctive relief barring future violations of the License Agreement, disgorgement of all NanoSensors stock previously issued to Zuckerman, monetary damages of $5 million and disgorgement of all fees earned by Zuckerman from dealings with third parties using the license. The parties are also attempting to resolve this dispute through negotiations and management believes it has reached an agreement in principle with Zuckerman and the parties are negotiating the final terms and conditions of a settlement agreement. No assurances can be given that the Company will be able to amicably settle this dispute in order to avoid the costs and uncertainties associated with formal dispute resolution proceedings or that any arbitral proceeding will result in the relief sought by the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to the Company's Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Serial Preferred Stock, $.001 par value, and (ii) the Company’s decision to effect a 10 for 1 forward stock split in which it would issue ten (10) shares of Common Stock (consisting of 9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. The Company effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006. Upon the effectiveness of the forward split, the number of shares of Common Stock deemed to be issued and outstanding increased from 20,642,500 to 206,425,000.

During the quarter ended February 28, 2006, the Company issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.030 per share for proceeds of $27,000. The Company relied on section 4(2) of the Securities Act of 1933 to issue the securities inasmuch as they were issued without any form of general solicitation or general advertising and the acquirer was an accredited investor.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this April 19, 2006.

NanoSensors, Inc.

/s/ Ted Wong
Ted Wong
President, Chief Executive Officer and Chief Financial Officer