Form 10QSB
period 2006-05-31
NANOSENSORS INC
filed 2006-07-17
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period and Six Months Ended May 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2006
Common Stock, $001 par value per share	300,278,978 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

INDEX

Page(s)
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Balance Sheets - May 31, 2006 (unaudited) and November 30, 2005	3
Statements of Operations for the Period from date of inception to May 31, 2006 and the six and three month periods ended May 31, 2006 and May 31, 2005 (unaudited)	4
Statements of Cash Flows for the Period from date of inception to May 31, 2006 and the six month periods ended May 31, 2006 and May 31, 2005 (unaudited)	5
Statement of Shareholders’ Equity for the Period from the date of inception to May 31, 2006 (unaudited)	6
Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	16

ITEM 2. CHANGES IN SECURITIES	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	19

Signatures	20

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	May 31, 2006	November 30, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$122,641	$191,940
Cash held in escrow	$940,000	—
Accounts Receivable	82	—
Prepaid Expense	1,443	—
TOTAL CURRENT ASSETS	1,064,166	191,940

PROPERTY AND EQUIPMENT - net of accumulated
depreciation of $4,000 and $3,200, respectively	4,000	4,800

OTHER ASSETS:
Website development - net of amortization	4,167	—
Deposit	3,000	3,000
	7,167	3,000
TOTAL ASSETS	$1,075,332	$199,740

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$208,762	$246,830
Accounts payable - related party	126,165	163,757
Liability for warrants issued	1,289,600	—
Client escrow funds	940,000	—
TOTAL CURRENT LIABILITIES	2,564,527	410,587

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value; 500,000,000 shares
authorized; 224,225,000 and 205,025,000 shares issued
and outstanding in 2006 and 2005, respectively	224,225	205,025
Additional paid-in capital	(507,385)	659,752
Deficit accumulated during the development stage	(1,206,035)	(1,075,624)
	(1,489,195)	(210,847)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,075,332	$199,740

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative
	Period from Inception	Six Months	Six Months	Three Months	Three Months
	(December 23, 2003) to	Ended	Ended	Ended	Ended
	May 31, 2006	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005

NET SALES	$11,688	$0	$0	$0	$0

COSTS AND EXPENSES:
General and Administrative Expense	622,518	128,813	28,187	36,959	8,849
Research and Development	477,450	0	101,788	0	0
Depreciation and Amortization	38,084	1,633	10,300	816	5,150
Write-off of Licences	61,750	0	0	0	0
TOTAL COSTS AND EXPENSES	1,199,802	130,446	140,275	37,775	13,999

LOSS FROM OPERATIONS	(1,188,114)	(130,446)	(140,275)	(37,775)	(13,999)

OTHER INCOME(EXPENSE)
Interest expense	(18,604)	0	0	0	0
Interest income	683	35	4	29	0
LOSS BEFORE INCOME TAXES	(1,206,035)	(130,411)	(140,271)	(37,746)	(13,999)

Income Tax Expense	0	0	0	0	0

NET LOSS	($1,206,035)	($130,411)	($140,271)	($37,746)	($13,999)

BASIC AND DILUTED NET LOSS	($0.01)	($0.00)	($0.00)	($0.00)	($0.00)
PER SHARE

WEIGHTED AVERAGE NUMBER OF	188,905,061	206,715,110	202,129,400	207,644,565	202,525,000
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Cumulative Period from
	Inception (December 23, 2003)	Six Months Ended	Six Months Ended
	to May 31, 2006	May 31, 2006	May 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,206,035)	(130,411)	(140,271)
Adjustment to reconcile net loss to net cash utilized in
operating activities:
Depreciation and Amortization	38,084	1,633	10,300
Write-off of Licenses	61,750	—	—
Issuance of common stock for expenses	12,902	—	—
Change in operating assets and operating liabilities:
Other Accounts Receivable	(82)	(82)	—
Prepaid Expenses	(1,443)	(1,443)	—
Accounts payable and accrued expenses	458,927	(75,659)	79,500
Net cash used in operating activities	(635,897)	(205,962)	(50,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,000)	—	—
Purchase of License	(90,000)	—	—
Website Development Costs	(5,000)	(5,000)	—
Deposit	(3,000)	—	—
Net cash used in investment activities	(106,000)	(5,000)	0
CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	864,538	141,663	30,000
Advances from officers	—	—	7,100
Net cash provided by financing activities	864,538	141,663	37,100

NET INCREASE IN CASH	122,641	(69,299)	(13,371)
Cash at beginning of period		191,940	13,558
CASH EQUIVALENTS AT END OF PERIOD	$122,641	$122,641	$187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	18,604	—	—
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Issuance of 116,350,000 common shares for services	12,902	—	—
Receipt of escrow funds reflected as asset and liability	940,000	940,000	—
Cashless exercise of warrants into common stock	1,800	1,800	—
Warrants issued recorded as liability	1,289,600	1,289,600	—
Dividend expense on induced conversion of warrants	66,750	66,750	—

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
			Paid - in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)		$—	$—	$—	$—

Issuance of common stock for license at $.001	5,000,000	5,000	—	—	5,000
Issuance of common stock for services and expenses	11,450,000	11,450	—	—	11,450
at $.001 per share
Issuance of common stock for cash at $.05 per share	9,500	10	465	—	475
Issuance of common stock for cash at $.20 per share-	2,750,000	2,750	460,250	—	463,000
net of issuance costs
Issuance of common stock for note receivable - at	88,000	88	4,312	—	4,400
$.05 per share - paid in June 2004
Issuance of common stock for payment of debt	620,000	620	123,380	—	124,000
at $.20 per share
Issuance of common stock for expenses at $.0078 per share	185,000	185	1,267	—	1,452
Net Loss	—	—	—	(741,499)	(741,499)
BALANCE AS OF NOVEMBER 30, 2004	20,102,500	20,103	589,674	(741,499)	(131,722)

Issuance of common stock for cash at $.20 per share	150,000	150	29,850	—	30,000
Issuance of common stock for cash at $1.00 per share, net	250,000	250	224,750	—	225,000
of issuance costs
10 for 1 stock split (Note 9)	184,522,500	184,522	(184,522)
Net Loss	—	—	—	(334,125)	(334,125)
BALANCE AS OF NOVEMBER 30, 2005	205,025,000	$205,025	$659,752	($1,075,624)	($210,847)

Issuance of common stock for cash at $.25 per share	50,000	50	12,450		12,500
Issuance of common stock for cash at $.30 per share	90,000	90	26,910		27,000
10 for 1 stock split (Note 9)	1,260,000	1,260	(1,260)
Net Loss	—	—	—	(92,665)	(92,665)
BALANCE AS OF February 28, 2006	206,425,000	$206,425	$697,852	($1,168,289)	($264,012)

Issuance of common stock for cash at $.01 per share	16,000,000	16,000	86,163		102,163
Cashless exercise of 2,250,000 warrants into common stock	1,800,000	1,800	(1,800)		—
Warrants issued in private placement			(1,289,600)		(1,289,600)
Dividends expensed on induced conversion of warrants			—		—
Net Loss				($37,746)	($37,746)
BALANCE AS OF MAY 31, 2006	224,225,000	224,225	($507,385)	($1,206,035)	(1,489,195)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2006

1.	ORGANIZATION:

The Company was incorporated under the laws of the State of Nevada on December 23, 2003 with authorized common stock of 500,000,000 shares at $.001 par value.

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant commercial operations.

The Company has elected November 30 as its fiscal year end.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The interim financial information, as of May 31, 2006 and for the six and three-month periods ended May 31, 2006 and 2005 and for the cumulative period from inception (December 23, 2003) to May 31, 2006, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2006, and results of operations, statement of shareholders’ deficit and cash flows for the six and three months ended May 31, 2006 and 2005, and for the cumulative period from inception (December 23, 2003) to May 31, 2006 as applicable, have been made. The results of operations for the six months ended May 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for all periods, the effect of warrants in the calculation of diluted loss per share is anti-dilutive and has been excluded. Outstanding warrants as of May 31, 2006 and 2005 aggregated 76,375,000 and 58,325,000, respectively. All earnings per common share calculation reflect the 10:1 stock split made effective as of January 5, 2006.

3.	SHAREHOLDERS’ EQUITY:

The Company commenced a private placement of its equity securities during the quarter ended May 31, 2006, and issued 16,000,000 shares of Common Stock and 16,000,000 Warrants at $0.01 per each share and warrant for gross proceeds of $160,000 (see Note 7. Significant Event). Fees associated with this offering and recorded into Additional Paid in Capital totaled $57,837.

During the current quarter, the Company reduced the exercise price on 750,000 and 1,500,000 warrants held by one investor from $.02 and $.03 respectively to $.01 if these were exercised within 30 days and on a cashless basis. The investor exercised the warrants at the reduced price on a cashless basis and the Company issued a total of 1,800,000 shares of common stock. The Company recorded this as modification of the warrant and the resulting difference between the fair value of the warrant immediately prior to modification and the fair value of the modified warrant was recorded as dividend expense. Due to cumulative deficit, the dividend expense of $66,750 was recorded against additional paid-in capital resulting in no impact on additional paid-in capital. The cashless exercise was recorded by accounting for the issue of 1.8 million shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

4.	RELATED PARTY TRANSACTIONS:

During the year ended November 30, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. As of May 31, 2006, accounts and advances payable to related parties include consulting fees payable to Dr. Ted Wong and Dr. Mathew Zuckerman in the amounts of $93,775 and $32,391 (see Part II Other Information - Item 1. Legal Proceedings), respectively.

5.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to May 31, 2006 aggregating $1,206,035 and has a working capital deficit of $1,500,361 as of May 31, 2006. The recurring operating losses are due to the Company being in the development stage and since we have not yet established commercial operations. The Company has no cash flows from revenues and has been spending available cash on research and development activities and administrative costs.

The Company will need additional capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from additional common stock offerings or debt financings. The net proceeds from these sources are expected to meet the Company’s need for the coming year.

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

The Company leases office space in Santa Clara, California under an operating lease, with a two year commitment expiring February 29, 2008. The monthly payments of base rent plus operating expenses totaled $16,404 for the six months ended on May 31, 2006 and $8,986 for the three months ended on May 31, 2006. The Company’s remaining obligations under this lease are $55,641 for period from June 1, 2006 to February 28, 2008.

7.	SIGNIFICANT EVENT:

Private Placement

On May 11, 2006 the Company commenced a private offering of its securities consisting of shares of Common stock and Common Stock Purchase Warrants. The terms and conditions of various agreements provide for certain key features related to this offering, which are briefly summarized as follows:

The Securities Purchase Agreement provides that each unit is at $.01 with a minimum investment of $50,000. Each unit entitles the investor to one common share (par value of $.001) and one warrant (“Investor Warrant”). The offering is for 1,000,000 units with an additional 750,000 units as oversubscription amount. Pursuant to this agreement, the Company agreed that 60% of the gross proceeds will remain in escrow until the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission and the Company obtains shareholder approval to increase its authorized capital. Investor Warrants are exercisable at $0.04 per share for a period of five years from the date of issuance. Investor Warrants have provision for cashless exercise at option of holder, redemption feature at option of the Company, transfer restrictions, registration rights and exercise limitations. The agreement also provides for appointment to its Board of Directors (the “Board”) of one independent director nominated for election by purchasers of a majority of the units subscribed for and nominate such individual for reelection to the Board for at least two subsequent years.

The Company is required to pay to a Selling Agent, under a Selling Agent Agreement, a 10% commission on gross proceeds received by the Company and a 3% non-accountable expense reimbursement. The 10% commission is initially payable only on the non-escrowed funds and on the escrowed funds it is payable when they are released to the Company. Also the Company is required to issue to the Selling Agent, warrants (“Agent Warrant”) equal to 20% of total number of shares sold in the private placement. Each Agent Warrant is to be issued to the Selling Agent for $.0001 and the warrant is exercisable into one common share and one warrant at $.01 each. The additional warrant is further convertible into common shares at $.01 each. Both warrants are exercisable for five years. The terms of the Agent Warrants are generally similar to Investor Warrants, except for initial payment of $.0001 for each Agent Warrant compared to none for Investor Warrant; exercise price of $.01 compared to $.04; consideration is one common share and one warrant for each Agent Warrant as compared to just one common share for the Investor Warrant and the Agent Warrants have a cashless exercise at any time, while the Investor Warrants have a cashless exercise, if after 180 days following the final closing of the offering, an effective registration statement is not available for the resale of all of the warrant shares to be issued against the warrant.

The Registration Rights Agreement provides for preparing and filing with SEC a Registration Statement covering the resale of all Registrable Securities not already covered by an existing and effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415. Each of the following events of non-compliance, (i) late filing of a Registration Statement, (ii) the Registration Statement is not declared effective by SEC prior to the 100th day or 120th day (as the case may be) or (iii) if after the effective date, the Registration Statement ceases to be effective for any reason, would result in a penalty of 2% per month of purchase price paid by each Investor up to a maximum of 6 months for each penalty event. The Company at its option may, instead of cash, issue shares for the 2% penalty based on the five-day average of closing bid price of the Company’s Common Stock for five trading days immediately preceding the penalty Event.

As of May 31, 2006, in the first closing, the Company received $400,000 of gross proceeds of which $240,000 have been held in escrow. The amount held in escrow has been reflected as a current liability as no shares have been issued, pending the satisfaction of conditions by the Company. For the balance $160,000 received by the Company, it has issued 16,000,000 each of common shares and warrants. Expenses and fees totaling $57,837, including commission and non-accountable expense reimbursement to the Agent, have been recorded against additional paid-in capital. The Company also received $700,000 in additional deposits towards the second closing of the private placement, all of which were held in escrow as of May 31, 2006.

The company has accounted for the warrants issued to the investors and agent as follows: Under provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. Since the liquidated damages under the Registration Rights Agreement could in some cases exceed a reasonable discount for delivering unregistered shares these warrants have been classified as a liability until the earlier of the date the warrants are exercised or expire, as required per paragraphs 14 to 18 of EITF 00-19. Further, in accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value.

As of May 31, 2006, the 16,000,000 Investor Warrants and the 3,200,000 Agent Warrants issued have been accounted as a liability. These warrants were valued at $1,289,600 based on a fair value model calculation. The company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of return of 4.95%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 265%.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will record at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

The securities sold in the Offering have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Company believes that the investors and the selling agent are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Settlement Agreement and General Release

The Company has recorded a total liability of $119,500 for services rendered by three consultants for the period from March 2004 to February 2005. Subsequent to end of current quarter, the Company settled with these consultants for a total amount of $56,500 to be paid in two installments. The difference of $63,000 between the recorded amount and settled amount of the liability was recorded in the current quarter as change in estimate based on the subsequent settlement. The first installment of $29,750 has been paid subsequent to May 31, 2006 and the balance amount is payable from the proceeds of the moneys held in escrow, when released (see under Private Placement in this Note).

Notice to Class A Warrant Holders

On May 9, 2006 the Company announced in a Report on Form 8-K that it intended to reduce the exercise price on all if its outstanding Class A Warrants. Subsequent to the end of current quarter, the Company sent a notice to all holders of its outstanding Class A Warrants notifying them that the Company has reduced the exercise price on all of its Class A Warrants, of which there are currently 26,600,000 outstanding, to $0.01 for a period of 30 days. At the end of such 30 day period, the exercise price of the Class A Warrants will reset to its current price of $0.03 per share. The dividend expense, if any, on account of reduction of the exercise price of the warrants will be accounted in the next quarter.

8.	SUBSEQUENT EVENTS:

Consulting Agreements

Subsequent to the end of current quarter, the Company entered into consulting agreements with five technical consultants. Under the terms of these consulting agreements the Company will pay each individual $1,500 per month and issue each consultant warrants exercisable for 1,000,000 shares of its common stock at a per share exercise price based on the Company’s closing price per share on the date each consulting agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. The Company can terminate these agreements, without cause, by providing two months notice. If the Company terminates these agreements within twenty-four months, then the unvested warrants are cancelled. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

Warrant Exercises

Subsequent to the end of current quarter, holders of an aggregate of 12,150,000 Class A and Bridge warrants exercised those securities, on a cashless basis, at an exercise price of $0.01, pursuant to which the Company issued a total of 10,600,978 shares of Common Stock. These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Private Placement

In June 2006, the Company closed its private placement of units and has raised cumulative gross proceeds of $1,729,500 from three closings and the sale of a total number of units consisting of 172,950,000 shares of common stock and investor warrants to purchase 172,950,000 shares of common stock. Investors purchasing $204,500 of units in the third closing waived the escrow requirement and authorized the release of their entire investment to the Company. Of the escrow amount, $25,000 which represented excess moneys sent by one investor was refunded in June 2006. Accordingly, of the gross proceeds received, $915,000 is being retained in escrow until the Company satisfies post-closing covenants.

On a cumulative basis to date, the aggregate offering proceeds released to the Company are $814,500, and the net proceeds to the Company, after payment of expenses and commissions, are approximately $645,000. The Company intends to use the offering proceeds for working capital and payment of accrued compensation. The Company paid cumulatively $81,450 to the selling agent and issued Agent Warrants to the selling agent to purchase 16,290,000 units of the Company’s securities, with each unit consisting of one share common stock and one common stock purchase warrant.

In this private placement, the Company has issued an aggregate of 81,450,000 shares of common stock and investor warrants for 81,450,000 shares of common stock to the investors and will issue them additional 91,500,000 shares of common stock and investor warrants to purchase 91,500,000 shares of common stock upon satisfaction of the post-closing covenants. In addition, assuming the Company is able to satisfy these post-closing covenants, the Company will issue an additional 18,300,000 Agent Warrants to the selling agent and pay commissions to the selling agents of $91,500 upon the release of the remaining funds from escrow.

The investors that agreed to waive the escrow requirement also agreed to a “lock-up” provision restricting the resale of the securities purchased in the Offering for a period commencing on the closing date and ending six months after the first to occur of either the date that the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission or the date that such securities may first be sold pursuant to Rule 144.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis-Plan of Operation” in our reports and registration statements filed with the Securities and Exchange Commission.

Unless the context requires otherwise, references in this Quarterly Report to “NanoSensors”, “the Company”, “we”, “our” and “us” refer to NanoSensors, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB. All share and per share data in this section, as well as in the entire report, other than the historical financial statements, unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by us on January 12, 2006.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While NanoSensors’ significant accounting policies are more fully described in Note 2 to its financial statements contained in its Annual Report of Form 10-KSB for November 30, 2005, we currently believe the following accounting policies to be critical:

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

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, we expense all costs incurred in connection with the start-up and organization of NanoSensors.

Research and Development

Research and development costs are related primarily to our developing early prototypes. Research and development costs are expensed as incurred.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the six and three-months ended May 31, 2006.

Results of Operations for the Three Months Ended May 31, 2006 as Compared to the Three Months Ended May 31, 2005.

For the three months ended May 31, 2006 and May 31, 2005, we did not have sales. We are still in the development stage. Therefore, during the three months ended May 31, 2006, we incurred total costs and expenses of $37,775, whereas for the three months ended May 31, 2005, we recorded total costs and expenses of $13,999. If we include the impact of the reduction in our payable of $63,000 as a result of settlement agreements with three former consultants who were owed $119,500 (see Note 7) the actual costs for the current quarter would have been higher by $63,000. Our increase in total costs and expenses resulted from consulting fees paid to Dr. Ted Wong and one other consultant, along with increase in legal and accounting fees.

Research and development expenses for the three months ended May 31, 2006 and 2005 was zero. No expenses were incurred during the three months ended May 31, 2006 because we had limited funds at our disposal. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development.

Depreciation and amortization expense for the three month periods ended May 31, 2006 and May 31, 2005 were $817 and $5,150 respectively, and mainly related to the license granted by our former Chief  Scientist (the “Axiom License”) in 2005. There was no amortization expense related to the Axiom license in 2006 as the value of the license was written off during 2005

We did not incur interest expense for the three month periods ended May 31, 2006 and May 31, 2205.

Results of Operations for the Six Months Ended May 31, 2006 as Compared to the Six Months Ended May 31, 2005.

For the six months ended May 31, 2006 and May 31, 2005, we did not have sales. We are still in the development stage. Therefore, during the six months ended May 31, 2006, we incurred total costs and expenses of $130,446, whereas for the six months ended May 31, 2005, we recorded total costs and expenses of $140,275. If we include the impact of the reduction in our payable of $63,000 as a result of settlement agreements with three former consultants who were owed $119,500 (see Note 7) the actual costs for the six months ended May 31, 2006 would have been higher by $63,000. The majority of our costs and expenses for the six months ended May 31, 2006, resulted from consulting fees paid to Dr. Ted Wong and one other consultant, along with increase in legal and accounting fees. For the six months ended May 31, 2005 the majority of our expenses were for research and development.

Research and development expenses for the six months ended May 31 2006 was zero, as compared with $101,788 for the six months ended May 31, 2005. No research and development expenses were incurred during the six months ended May 31, 2006 because we had limited funds at its disposal. All research and development costs are expensed as incurred. We anticipate that we will increase our research and development spending over the next two quarters in light of receipt of additional funds from the private financing described below.

Depreciation and amortization expense for both the six month periods ended May 31, 2006 and May 31, 2005 were $1,633 and $10,300 respectively, and mainly related to the Axiom license in 2005. There was no amortization expense related to the Axiom license in 2006 as the value of the license was written off during 2005

We did not incur interest expense for the six month periods ended May 31, 2006 and May 31, 2005.

Liquidity and Capital Resources at May 31, 2006

We do not have an operating line of credit from a financial institution and consequently relied on financing from investors to support our operations. As of May 31, 2006, we had unrestricted cash on hand of $122,641, as compared with $191,750 on deposit in an escrow account at November 30, 2005. Our operations have been limited in light of our need for additional financing. Our available funds resulted from a private placement on November 10, 2005 with one unaffiliated investor. The investor purchased 250,000 units for $250,000 with each unit consisting of ten shares of common stock and warrants to purchase ten shares of Common Stock at $.225 per share.

In addition, we raised additional funds on May 26, 2006 through a private placement that commenced on May 11, 2006. These investors were accredited investors and purchased 16,000,000 shares of common stock and received 16,000,000 warrants exercisable immediately at $.04 per share. At the first closing, we received gross proceeds of $160,000 (see Note 7 Significant Event). The net proceeds received by us, after giving effect to commissions and expenses, of $102,163 from this closing are being used for working capital and payment of accrued compensation expenses. As described in greater detail below, subsequent to the end of our fiscal quarter, we held two addition closings in this private placement and issued an additional 65,450,000 shares of common stock and warrants to purchase 65,450,000 shares of common stock to the investors for total gross proceeds of approximately $654,500. Net proceeds received by us subsequent to the quarter ended May 31, 2006, after payment of commissions and expenses, were $537,974. On a cumulative basis to date, in this financing we have issued an aggregate of 81,450,000 shares of common stock and warrants to purchase 81,450,000 shares of common stock to the investors and received total net proceeds of approximately $645,000. (Please see the discussion provided in Item 2 of Part II of this Quarterly Report on Form 10-QSB for additional information regarding this financing.)

In December 2003 and February 2004, we borrowed $80,000 and $40,000, respectively, from one unaffiliated investor and an additional $30,000 in January 2004, from a second unaffiliated investor neither of whom are selling shareholders or are otherwise affiliated with us. These loans are evidenced by interest bearing promissory notes. The first note for $80,000 had an original maturity date of January 20, 2005, although $30,000 plus $2,500 of interest was due as of April 30, 2004. The entire $80,000 plus $2,500 of accrued interest was converted into 4,125,000 shares of Common Stock. The second note for $40,000 matured on March 9, 2004. In August 2004, this $40,000 note plus $1,500 of accrued interest was converted into 2,075,000 shares of Common Stock. The lender of these two notes received 3,000,000 shares of common stock at the time the loans were made in addition to the actual shares of Common Stock provided for upon conversion. The value of these shares has been expensed as loan costs in the statement of operations for the period ended November 30, 2004. We also issued a third note for $30,000 which bore interest at 10% per annum, matured on April 21, 2004 and was repaid in August 2004. On January 17, 2005, the same lender was issued against $30,000 consideration, 1,500,000 shares of Common Stock and Warrants to purchase an additional 1,500,000 shares at an exercise price of $.03 per share. The lender received 750,000 shares of Common Stock and Warrants to purchase 750,000 shares of Common Stock, exercisable at $.02 per share for three years and an unaffiliated party received 75,000 shares and warrants to purchase 75,000 shares on the above terms for loan consulting services. All loan proceeds were used for administrative expenses and research and development expenditures.

In February 2004, we borrowed $100,000 in the aggregate from two private investors obtained through our investment banker, Meyers Associates, L.P. (“Meyers”). Meyers received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the “Bridge Notes”) accrued at a rate of 10% per annum. These notes matured on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by our two founders. As consideration for the borrowings, in addition to the promissory notes, the investors each received five-year warrants to purchase 500,000 shares of common stock, exercisable at $.025 per share.

In April 2004, we entered into a Placement Agent Agreement with an investment banking firm, Meyers Associates, L.P. to privately offer and sell on a “best efforts” basis, $550,000 of our securities in a private offering, the “April 2004 Private Placement.” The private placement of units each consisted of ten shares of common stock and one Class A Warrant to purchase ten shares of Common Stock for five years at $.030 per share. On April 26, 2004, we closed on the entire $550,000 of private placement units and issued 27,500,000 shares. The Bridge Notes were paid from the proceeds of the private placement.

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

On November 10, 2005, we closed on an offering of 250,000 units, or an aggregate of $250,000, with each Unit consisting of ten shares of common stock, par value $.001 and one five year warrant expiring on November 30, 2010, to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration for acting as financial consultant to us in this offering, Meyers Associates, L.P. received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The $225,000 of net proceeds are being used for working capital including the Chief Executive Officer's salary and payment of certain past due accounts payable.

During the quarter ended February 28, 2006, we issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.030 per share for proceeds of $27,000.

For the quarter ended May 31, 2006, we issued 1,800,000 shares of common stock on the exercise of 2,250,000 warrants, on a cashless basis, at an exercise price of $0.01 per share. Subsequent to the quarter end, holders of an aggregate of 12,150,000 warrants exercised those securities, on a cashless basis, at an exercise price of $0.01, pursuant to which we issued a total of 10,600,978 shares of Common Stock.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We recognized a net loss of $334,125 for Fiscal 2005 and a net loss of $37,746 and $130,411 for the three and six month period ended May 31, 2006. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2005 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in 2006 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2005 Financial Statements.

We suspended most of our operations during Fiscal 2005 until we were able to obtain additional financing of $250,000 in November 2005. Management believes that after closing its most recent private placement, that commenced on May 11, 2006, that the current level of general and administrative expenses are necessary to accomplish our business strategy, and to further decrease these activities would delay our ability to carry out our business strategy. Furthermore, we also believe that our expenses will increase over the next few quarters as we continue to develop products and bring them to market.

We had a working capital deficit of $218,647 at November 30, 2005 and $1,500,361 at May 31, 2006. We have funded our business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

Including the funds raised at the first closing of our recent private placement, we believe that we will meet working capital requirements with the cash on hand as of May 31, 2006 for only the next six months without any revenues and/or the release of the proceeds ($915,000) currently held in escrow in connection with our most recent private placement (see Note 7. Significant Event). We will take appropriate actions and reduce our product and technology development to match available funds. We will need to raise additional funds from debt or equity funding sources in order to produce other products currently in development. Furthermore, we also intend to seek financing from U.S. government agencies, such as Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from us for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

We expect that our operating and administrative expenses will increase, primarily in travel, salary and fees paid to outside consultants and professional service firms. The increased travel will be required as we increase our efforts to develop marketable products. In addition, besides our office lease (see Note 6. Commitments and Contingencies) we do not have any significant commitments for capital expenditures. In view of our early stage of development, there is no assurance that we will perform in accordance with our plan of operation, or that we will continue as a going concern or that we will ultimately achieve profitable operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

Management, including our President, Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

During the quarter ended May 31, 2006, we retained consultants to assist us in identifying and implementing improvements to our internal controls over financial reporting and we have made changes in the organizational structure to provide a clearer segregation of responsibilities in connection with account reconciliations, manual journal entries, and the preparation and review of documentation to support the preparation of quarterly and annual financial statements. We will continue to implement additional measures in response to specific accounting and reporting weaknesses, including personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as set forth below, we are not a party to any legal proceedings.

On March 15, 2006, NanoSensors, Inc. commenced a commercial arbitration before the American Arbitration Association against Mathew Zuckerman, a co-founder, former Chief Scientist and officer of the company and his affiliated consulting firm Axiom Corporation (collectively, “Zuckerman”). Pursuant to a license agreement entered into between us and Zuckerman, NanoSensors was granted an exclusive worldwide perpetual license to Zuckerman’s technology. Notwithstanding the parties’ termination of a Consulting Agreement entered into between them in March 2005, the perpetual License Agreement remained in effect and we retained all rights to the technology. NanoSensors has commenced the arbitration proceeding to seek injunctive relief barring future violations of the License Agreement, disgorgement of all NanoSensors stock previously issued to Zuckerman, monetary damages of $5 million and disgorgement of all fees earned by Zuckerman from dealings with third parties using the license. The parties entered into a Settlement Agreement and Release on April 20, 2006. Under the terms of this Settlement Agreement and Release, we agreed to pay Zuckerman $32,391 for consulting fees previously owed.

In addition, we may be subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Private Placement

On May 11, 2006, we commenced a private offering of up to $1,750,000 of our securities, consisting of shares of Common stock and Common Stock Purchase Warrants. During the quarter ended May 31, 2006, we issued an aggregate of 16,000,000 shares of Common Stock and 16,000,000 Warrants in connection with this private offering. The warrants are exercisable for a five year period at an exercise price of $0.04 per share. After payment of commissions and expenses associated with this closing, we received net proceeds of $102,163. We also issued an aggregate of 3,200,000 warrants to the selling agents at this closing, which agent warrants are exercisable at $0.01 per share for a period of five years.

In June 2006, we held two additional closings in this private placement of units and including the first closing held in May 2006, as described above, we raised total proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. Pursuant to the Securities Purchase Agreement, we agreed that 60% of the gross proceeds will remain in escrow until the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission and we obtain shareholder approval to increase our authorized capital. However, investors purchasing $204,500 of units in the final closing waived this escrow requirement and authorized the release of their entire investment to us. Of the escrow amount, $25,000 which represented excess moneys sent by one investor was refunded in June 2006. Accordingly, of the total proceeds received, $915,000 is being retained in escrow until we satisfy these post-closing covenants.

Including the proceeds received in the first closing held in May 2006, the aggregate gross offering proceeds released to us was $814,500, and the net proceeds to us, after payment of expenses and commissions, was approximately $645,000. We intend to use the offering proceeds for working capital and payment of accrued compensation. We paid total commissions to date of $81,450 to the selling agent and issued unit purchase warrants (a “Unit Warrant”) to the selling agents to purchase 16,290,000 units of our securities, with each unit consisting of one share common stock and one common stock purchase warrant. These Unit Warrants are immediately exercisable at $0.01 per unit and expire five years from the date of issuance.

Accordingly, in this private placement, we issued an aggregate of 81,450,000 shares of common stock and warrants to purchase 81,450,000 shares of common stock to the investors, including the securities issued at the first closing. We will issue an additional 91,500,000 shares of common stock and warrants to purchase 91,500,000 shares of common stock to the investors upon our satisfaction of the post-closing covenants. In addition, assuming we are able to satisfy these post-closing covenants, we will issue an additional 18,300,000 Unit Warrants to the selling agents and pay commissions to the selling agents of $91,500 upon the release of the remaining funds from escrow. If we are unable to satisfy these covenants, the investors have the right to demand the return of the funds held in escrow.

The investors also became parties to a Registration Rights Agreement, pursuant to which we agreed to file, within 40 days after closing, a registration statement covering the resale of the shares of common stock sold in the Offering and the shares that we may issue upon exercise of the Warrants issued to the investors and the placement agent. Further, the investors that agreed to waive the escrow requirement also agreed to a “lock-up” provision restricting the resale of the securities purchased in the Offering for a period commencing on the closing date and ending six months after the first to occur of either the date that the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission or the date that such securities may first be sold pursuant to Rule 144. The securities sold in the Offering have not been registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act inasmuch as the securities were issued without any form of general solicitation or general advertising and the investors represented to us that they are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Warrant Issuances

Subsequent to the quarter end, we entered into consulting agreements with five technical consultants and issued each of them warrants that are exercisable for 1,000,000 shares of our common stock at a per share exercise price based on our closing price per share on the date each agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. If we terminate, or the consultant terminates, the consulting agreement within twenty-four months, then the unvested warrants are cancelled. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

Warrant Exercises

For the quarter ended May 31, 2006, we issued 1,800,000 shares of common stock on the exercise of 2,250,000 warrants, on a cashless basis, at an exercise price of $0.01 per share. Subsequent to the quarter end, holders of an aggregate of 12,150,000 warrants exercised those securities, on a cashless basis, at an exercise price of $0.01, pursuant to which we issued a total of 10,600,978 shares of Common Stock. These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Notice to Class A Warrant Holders

In our Report of Form 8-K filed on May 9, 2006, we stated our intention to reduce the exercise price on all of our outstanding Class A Warrants. Subsequent to the quarter end, we sent a notice to all holders of our outstanding Class A Warrants notifying them that we have reduced the exercise price on all of our Class A Warrants, of which there are currently 26,600,000 outstanding, to $0.01 for a period of 30 days. At the end of such 30 day period, the exercise price of the Class A Warrants will reset to its current price of $0.03 per share.

Lease Extension

On June 1, 2006, we executed an amendment to our office lease dated February 12, 2004, whereby we agreed to extend our lease to February 28, 2008. Our remaining obligations under this lease are $23,155 for the period of June 1, 2006 through February 28, 2007, and $32,486 for March 1, 2007 through February 28, 2008.

Formation of Technical Advisory Board

On July 12, 2006, we announced the establishment of our Technical Advisory Board, which consists of five experts in the nanotechnology industry. We formed our advisory board to assist us in identifying patented or patent-pending technologies at universities and government laboratories. The Technical Advisory Board includes Professor David Tomanek of Michigan State University, Professor Evangelyn Alocilja of Michigan State University, Professor Seunghun Hong of Seoul National University, Professor Hee Cheul Choi of Postech University and Dr. Yung Doug Suh of Korea Research Institute of Chemical Technology. Each of the advisory board members also entered into separate two-year consulting agreements with us pursuant to which we will pay each of these individuals a monthly retainer of $1,500 and grant them warrants to purchase 1,000,000 shares of our common stock on the terms described in Item 2 of Part II of this Report on Form 10-QSB, above.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Investor Warrant issued in connection with the sale of the Units in Private Placement	8-K	6/28/06	4.1

4.2	Form of Agent Warrant issued in connection with the sale of the Units in Private Placement	8-K	6/28/06	4.2

10.1	Form of Securities Purchase Agreement between NanoSensors, Inc. and Investors	8-K	6/28/06	10.1

10.2	Form of Registration Rights Agreement between NanoSensors, Inc. and Investors	8-K	6/28/06	10.2

10.3	Amendment to Lease dated June 1, 2006				X

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this July 17, 2006.

NANOSENSORS, INC.

By:	/s/ TED WONG

Name: Ted Wong Title: President, Chief Executive Officer and Chief Financial Officer