Form 10QSB
period 2006-08-31
NANOSENSORS INC
filed 2006-10-19
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period and Nine Months Ended August 31, 2006
or
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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changes
Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16 , 2006
Common Stock, $0.001 par value per share	332,226,698 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

INDEX

Page(s)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Balance Sheets -August 31, 2006 (unaudited) and November 30, 2005	3

Statements of Operations for the Period from date of inception to August 31, 2006 and the nine and three month periods ended
August 31, 2006 and August 31, 2005 (unaudited)	4

Statements of Cash Flows for the Period from date of inception to August 31, 2006 and the nine month periods ended August 31,
2006 and August 31, 2005 (unaudited)	5

Statement of Shareholders’ Equity for the Period from the date of inception to August 31, 2006 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
17
ITEM 3. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 2. CHANGES IN SECURITIES	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS	24

Signatures	25

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	August 31, 2006	November 30, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$290,474	$191,940
Cash held in escrow	915,000	-
Other current assets	26,007	-

TOTAL CURRENT ASSETS	1,231,481	191,940

PROPERTY AND EQUIPMENT - net of accumulated
depreciation of $4,467 and $3,200, respectively	4,865	4,800

OTHER ASSETS:
Website development - net of amortization	3,750	-
Deposit	3,000	3,000

	6,750	3,000

TOTAL ASSETS	$1,243,096	$199,740

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$178,892	$246,830
Accounts payable - related party	37,500	163,757
Liability from warrants issued	4,772,970	-
Accrued employee benefits	1,269	-
Client escrow funds	915,000	-

TOTAL CURRENT LIABILITIES	5,905,631	410,587

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value; 500,000,000 shares authorized; 301,945,645 and 205,025,000 shares issued and outstanding in 2006 and 2005, respectively	301,946	205,025
Additional paid-in capital	722,364	659,752
Deficit accumulated during the development stage	(5,686,845)	(1,075,624)

	(4,662,535)	(210,847)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,243,096	$199,740

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative
	Period from Inception
	(December	Nine Months	Nine Months	Three Months	Three Months
	23, 2003) to	Ended	Ended	Ended	Ended
	August 31, 2006	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005

NET SALES	$11,688	$-	$-	$-	$-

COSTS AND EXPENSES:
General and Administrative Expense	812,570	318,865	57,981	190,052	29,794
Research and Development	507,650	30,200	101,788	30,200	-
Depreciation and Amortization	38,968	2,517	15,450	884	5,150
Write-off of Licences	61,750	-	-	-	-

TOTAL COSTS AND EXPENSES	1,420,938	351,582	175,219	221,136	34,944

LOSS FROM OPERATIONS	(1,409,250)	(351,582)	(175,219)	(221,136)	(34,944)

OTHER INCOME(EXPENSE)
Expense related to fair value of warrant liability, net	(4,241,344)	(4,241,344)	-	(2,737,107)	-
Interest Expense	(40,104)	(21,500)	-	(21,500)	-
Interest Income	3,853	3,205	4	3,170	-
LOSS BEFORE INCOME TAXES	(5,686,845)	(4,611,221)	(175,215)	(2,976,573)	(34,944)

Income Tax Expense	-	-	-	-	-

NET LOSS	$(5,686,845)	$(4,611,221)	$(175,215)	$(2,976,573)	$(34,944)

BASIC AND DILUTED NET LOSS
PER SHARE		$(0.02)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		233,941,005	202,431,930	287,800,929	202,525,000

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Cumulative Period from
	Inception (December 23, 2003)	Nine Months Ended	Nine Months Ended
	to August 31, 2006	to August 31, 2006	to August 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,686,845)	$(4,611,221)	$(175,215)
Adjustment to reconcile net loss to net cash
utilized in operating activities:
Depreciation and amortization	38,967	2,517	15,450
Expense related to fair value of warrant liability	4,241,344	4,241,344	-
Write-off of licenses	61,750	-	-
Stock based compensation & warrants issued	38,583	38,583	-
Issuance of common stock for expenses	12,902	-	-
Change in operating assets and operating liabilities:
Prepaid expenses and other assets	(26,007)	(26,007)	-
Accrued payroll and employee benefits	1,269	1,269	-
Accounts payable and accrued expenses	340,392	(194,195)	109,107
Net cash (used) by operating activities	(977,645)	(547,710)	(50,658)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,332)	(1,332)	-
Purchase of license	(90,000)	-	-
Website development costs	(5,000)	(5,000)	-
Deposit	(3,000)	-	-
Net cash (used) in investment activities	(107,332)	(6,332)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,375,451	652,576	30,000
Advances from officers	-	-	7,100
Net cash provided by financing activities	1,375,451	652,576	37,100

NET INCREASE (DECREASE) IN CASH	290,474	98,534	(13,558)
Cash at beginning of period	-	191,940	13,558

CASH AT END OF PERIOD	$290,474	$290,474	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18,604	$-	$-

NON-CASH FINANCING ACTIVITIES:
Cashless exercise of warrants into common stock	14,071	14,071	-
Warrant liability charged to additional paid-in capital	531,626	531,626	-
Dividend expense on modification of warrants	162,300	162,300	-

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
			Paid - in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)	-	$-	$-	$-	$-

Issuance of common stock for license at $.001	50,000,000	50,000	(45,000)	-	5,000

Issuance of common stock for services and expenses	114,500,000	114,500	(103,050)	-	11,450
at $.001 per share

Issuance of common stock for cash at $.05 per share	95,000	95	380	-	475

Issuance of common stock for cash at $.20 per share-	27,500,000	27,500	435,500	-	463,000
net of issuance costs

Issuance of common stock for note receivable - at	880,000	880	3,520	-	4,400
$.05 per share - paid in June 2004

Issuance of common stock for payment of debt	6,200,000	6,200	117,800	-	124,000
at $.20 per share

Issuance of common stock for expenses at $.0078 per share	1,850,000	1,850	(398)	-	1,452

Net Loss	-	-	-	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(131,722)

Issuance of common stock for cash at $.20 per share	1,500,000	1,500	28,500	-	30,000

Issuance of common stock for cash at $1.00 per share, net	2,500,000	2,500	222,500	-	225,000
of issuance costs

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(210,847)

Issuance of common stock for cash at $.25 per share	500,000	500	12,000		12,500

Issuance of common stock for cash at $.30 per share	900,000	900	26,100		27,000

Net Loss (unaudited)	-	-	-	(92,665)	(92,665)

BALANCE AS OF February 28, 2006 (unaudited)	206,425,000	206,425	697,852	(1,168,289)	(264,012)

Issuance of common stock for cash at $.01 per share
net of fees and fair value of warrant liability	16,000,000	16,000	-	-	16,000

Cashless exercise of 2,250,000 warrants into common
stock	1,800,000	1,800	(1,800)	-	-

Dividends expensed on modification of warrants - $66,750	-	-	-	-	-

Net Loss (unaudited)	-	-	-	(1,541,983)	(1,541,983)

BALANCE AS OF MAY 31, 2006 (unaudited)	224,225,000	224,225	696,052	(2,710,272)	(1,789,995)

Issuance of common stock for cash at $.01 per share
net of fees and fair value of warrant liability	65,450,000	65,450	-	-	65,450

Cashless exercise of 14,150,000 warrants into common
stock	12,270,645	12,271	(12,271)	-	-

Stock based compensation and warrant expense	-	-	38,583	-	38,583

Dividends expensed on modification of warrants - $95,550	-	-	-	-	-

Net Loss (unaudited)	-	-	-	(2,976,573)	(2,976,573)
BALANCE AS OF AUGUST 31, 2006 (unaudited)	301,945,645	$301,946	$722,364	$(5,686,845)	$(4,662,535)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

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

Basis of Presentation

The interim financial information, as of August 31, 2006 and for the nine and three-month periods ended August 31, 2006 and 2005 and for the cumulative period from inception (December 23, 2003) to August 31, 2006, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2006, and results of operations, statement of shareholders’ deficit and cash flows for the nine and three months ended August 31, 2006 and 2005, and for the cumulative period from inception (December 23, 2003) to August 31, 2006 as applicable, have been made. The results of operations for the three and nine months ended August 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company effected a 10:1 stock split as of January 5, 2006. The Financial Statements presented here for the periods prior to this date have been restated to give effect to this stock split as if the split occurred at the date of inception.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for all periods presented, the effect of warrants in the calculation of diluted loss per share is anti-dilutive and has been excluded. Outstanding warrants as of August 31, 2006 and 2005 aggregated 147,265,000 and 58,325,000, respectively. All per common share calculation reflect the 10:1 stock split made effective as of January 5, 2006.

3.	WARRANT DERIVATIVE LIABILITY & STOCK BASED COMPENSATION:

Warrants Issued to Investor and Agents

The Company evaluates its warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative, the fair value of the warrant is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrant is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model and may vary significantly, based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of Company’s common stock, risk free interest rate and the market price of the Company’s common stock.

Stock-Based Compensation

Accounting for Employee Awards:

The Company will be asking its stockholders to adopt an Equity Incentive Plan at its upcoming meeting of shareholders. The NanoSensors 2006 Equity Incentive Plan (the “2006 Incentive Plan”) will permit the Company to provide a broad range of stock awards to its employees, directors and consultants. If approved by the Company’s shareholders, the 2006 Incentive Plan will serve as the Company’s primary equity incentive plan for its employees, consultants and directors. The Board of Directors unanimously approved the 2006 Incentive Plan on August 3, 2006, subject to stockholder approval at the 2006 Annual Meeting.

The Company will account for all employee awards in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company will utilize the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Accounting for Non-employee Awards:

The Company accounts for options and warrants granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of March 1, 2006 had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18 ("EITF 96-18"), “Accounting for Equity Instruments That Are Issued to Other Than Employees”.

Stock-based compensation expense related to NanoSensors’ share-based compensation arrangements is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F, Classification of Compensation Expense Associated with Share-Based Payment Arrangements.

Stock based compensation expense related to non-employee stock options and warrants recognized in the operating results for the three and nine months ended August 31, 2006 and 2005, and for the period from December 23, 2003 (inception), through August 31, 2006 can be summarized as follow:

	Three Months Ended August 31, 2006		Nine Months Ended August 31, 2006			Inception through
Stock based compensation expense	2006	2005	2006		2005	August 31, 2006

Non-employee — research and development	$0	$0		$0	$0	$0
Non-employee — general and administrative	17,083	0		17,083	0	17,083
Subtotal non-employee stock option and warrant grants	17,083	0		17,083	0	17,083
Total stock based compensation expense	$17,083	$0	$$	17,083	$0	$17,083

Non-operating expense

Interest Expense	$21,500	$0	$$	21,500	$0	$21,500

The weighted average estimated fair value of non-employee stock options and warrants granted in the three and nine months ended August 31, 2006 was $0.054. The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of non-employee options and warrants are as follows:

Three and Nine Months Ended August 31, 2006
Expected volatility	188%
Expected dividend yield	0%
Risk-free interest rate	4.70%
Expected term (in years)	5

 The following table represents all our stock options and warrants granted, exercised, and forfeited during the three months ended as of August 31 of 2006.

			Weighted
		Weighted	Average
		Average	Remaining
Stock Options and Warrants	Number	Exercise Price	Contractual	Aggregate
	of Shares	per Share	Term	Intrinsic Value
Outstanding at December 1, 2005	0	0
Granted	6,000,000	$0.043
Exercised	0	0
Outstanding at August 31, 2006	6,000,000	$0.043	1.9 yrs	$6,000

Exercisable at August 31, 2006	458,332	$0.043	1.9 yrs	$1,375

4.	SHAREHOLDERS’ EQUITY:

Private Placement

On May 11, 2006 the Company commenced a private offering of its securities consisting of shares of Common stock and Common Stock Purchase Warrants. The terms and conditions of various agreements provide for certain key features related to this offering, which are briefly summarized as follows:

The Securities Purchase Agreement provides that each unit is at $.01 with a minimum investment of $50,000. Each unit entitles the investor to one common share (par value of $.001) and one warrant (“Investor Warrant”). The offering is for 1,000,000 units with an additional 750,000 units as oversubscription amount. Pursuant to this agreement, the Company agreed that 60% of the gross proceeds will remain in escrow until the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission and the Company obtains shareholder approval to increase its authorized capital. Investor Warrants are exercisable at $0.04 per share for a period of five years from the date of issuance. Investor Warrants have provision for cashless exercise at the option of the holder, redemption features at the option of the Company, transfer restrictions, registration rights and exercise limitations. The agreement also provides for appointment to its Board of Directors (the “Board”) of one independent director nominated for election by the purchasers of a majority of the Units subscribed for and nomination of such individual for reelection to the Board for at least two subsequent years.

The Company is required to pay to a Selling Agent, under a Selling Agent Agreement, a 10% commission on gross proceeds received by the Company and a 3% non-accountable expense reimbursement. The 10% commission is initially payable only on the non-escrowed funds and on the escrowed funds it is payable when they are released to the Company. Also, the Company is required to issue to the Selling Agent, warrants (“Agent Warrant”) equal to 20% of the total number of shares sold in the private placement. Each Agent Warrant is to be issued to the Selling Agent for $.0001 and the warrant is exercisable into one common share and one warrant at $.01 each. The additional warrant is further convertible into common shares at $.01 each. Both warrants are exercisable for five years. The terms of the Agent Warrants are generally similar to Investor Warrants, except for initial payment of $.0001 for each Agent Warrant compared to none for an Investor Warrant; exercise price of $.01 compared to $.04; consideration is one common share and one warrant for each Agent Warrant as compared to just one common share for the Investor Warrant and the Agent Warrants also have a cashless exercise at any time. The Investor Warrants have a cashless exercise, if after 180 days following the final closing of the offering, an effective registration statement is not available for the resale of all of the warrant shares to be issued against the warrant.

The Registration Rights Agreement provides for preparing and filing with the SEC a Registration Statement covering the resale of all Registrable Securities not already covered by an existing and effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415. Each of the following events of non-compliance, (i) late filing of a Registration Statement, (ii) the Registration Statement is not declared effective by SEC prior to the 100th day or 120th day (as the case may be) or (iii) if after the effective date, the Registration Statement ceases to be effective for any reason, would result in a penalty of 2% per month of purchase price paid by each Investor up to a maximum of 6 months for each penalty event. The Company at its option may, instead of cash may issue shares for the 2% penalty based on the five-day average of closing bid price of the Company’s Common Stock for five trading days immediately preceding the penalty event.

In June 2006, the Company completed this private placement of units and raised total gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year investor warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. Of this amount, as of August 31, 2006, $915,000 is being retained in escrow. Accordingly, the aggregate offering proceeds released to the Company was $814,500 (as of August 31, 2006), and the net proceeds to the Company, after payment of expenses and commissions, was approximately $613,000. The Company intends to use the offering proceeds for working capital and payment of accrued compensation. The Company has paid (as of August 31, 2006) $81,450 to the selling agents and issued 16,290,000 Agent Warrants to the selling agents. Each warrant is exercisable into one share common stock and one common stock purchase warrant (which, on a fully-diluted basis, would result in the issuance of an aggregate of 32,580,000 shares of common stock upon exercise).

The Company has issued, as of August 31, 2006, an aggregate of 81,450,000 shares of common stock and warrants to purchase 81,450,000 shares of common stock to the investors and will issue an additional 91,500,000 shares of common stock and warrants to purchase 91,500,000 shares of common stock to the investors upon our satisfaction of the post-closing covenants. In addition, assuming the Company is able to satisfy these post-closing covenants, it will issue an additional 18,300,000 Unit Warrants to the selling agents (which, on a fully-diluted basis, would result in the issuance of an aggregate of 36,600,000 shares of common stock upon exercise) and pay commissions to the selling agents of $91,500 upon the release of the remaining funds from escrow.

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

The Company values the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of return ranging from 4.93% to 5.22%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of between 186% and 201%. The warrants issued during the prior quarter to investors and the Selling Agent (16,000,000 and 3,200,000, respectively) were initially valued on the date of issue at $1,590,400, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $86,163 and the excess of $1,504,237 has been expensed in the statement of operations. The warrants issued during the current quarter to investors and the Selling Agent (65,450,000 and 13,090,000, respectively) were initially valued on the date of issue at $5,510,120, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $445,463 and the excess of $5,064,657 has been expensed in the statement of operations.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of August 31, 2006, the 81,450,000 (including 16,000,000 issued during the quarter ended May 31, 2006) Investor Warrants and the 16,290,000 (including 3,200,000 issued during the quarter ended May 31, 2006) Agent Warrants were revalued and the change in fair value of these warrants from $7,100,520 to $4,772,970 or $2,327,550 has been recorded as reduction of expense related to fair value of warrant liability in the current quarter.

As described in greater detail in Item 5 of Part II of this Quarterly Report on Form 10-QSB, as of October 12, 2006, subsequent to the balance sheet date, an additional $200,000 of gross proceeds was released to the Company from escrow.

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

Exercise of Warrants

The Company reported on May 9, 2006, that it intended to reduce the exercise price on all of its outstanding Class A Warrants. On May 31, 2006 the Company sent a notice to all holders of outstanding Class A Warrants notifying them that it has reduced the exercise price on all outstanding Class A Warrants, of which there were 26,600,000 outstanding, to $0.01 for a period of 30 days. During the quarter ended August 31, 2006, holders of 13,650,000 warrants exercised their warrants and the Company issued an aggregate of 11,884,281 shares of common stock. The Company recorded this as modification of the warrant and the resulting difference of $95,550 between the fair value of the warrant immediately prior to modification and the fair value of the modified warrant as of date of exercise, was recorded as dividend expense. Due to an accumulated deficit, the dividend expense of $95,550 was recorded against additional paid-in capital instead of retained earnings resulting in no impact on additional paid-in capital. In addition, during the current quarter, a holder of 500,000 Bridge warrants exercised them on a cashless basis at an exercise price of $0.025. The Company issued 386,364 shares of common stock to the Bridge warrant holder. The cashless exercises were recorded by accounting for the issue of 12,270,645 shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

During the quarter ended May 31, 2006, the Company reduced the exercise price on 750,000 and 1,500,000 warrants held by one investor from $.02 and $.03 respectively to $.01 if these were exercised within 30 days and on a cashless basis. The investor exercised the warrants at the reduced price on a cashless basis and the Company issued a total of 1,800,000 shares of common stock. The Company recorded this as modification of the warrant and the resulting difference of $66,750 between the fair value of the warrant immediately prior to modification and the fair value of the modified warrant on the date of exercise was recorded as dividend expense. Due to an accumulated deficit, the dividend expense of $66,750 was recorded against additional paid-in capital instead of retained earnings resulting in no impact on additional paid-in capital. The cashless exercise was recorded by accounting for the issue of 1.8 million shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

5.	RELATED PARTY TRANSACTIONS:

During the year ended November 30, 2005, the Chairman and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. These have been since paid in 2006. As of the end of this quarter, accounts and advances payable to related parties only consist of consulting fees payable to Dr. Ted Wong in the amount of $37,500 (See Note 7. Employment Agreements Dr. Ted Wong and Part II, Item 1. Legal Proceedings Dr. Matthew Zuckerman).

6.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to August 31, 2006 aggregating $1,409,250 and has a working capital deficit of $4,674,150 as of August 31, 2006. Excluding the liability for warrants accounted as a derivative, the net working capital is $98,820. The recurring operating losses are due to the Company being in the development stage, and that it has yet to establish commercial operations. The Company has no cash flows from revenues and has been spending available cash on research and development activities and administrative costs.

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

7.	COMMITMENTS AND CONTINGENCIES:

Office Lease

The Company leases office space in Santa Clara, California under an operating lease, with a two year commitment expiring February 29, 2008. The monthly payments of base rent plus operating expenses totaled $24,122 for the nine months ended on August 31, 2006 and $7,718 for the three months ended on August 31, 2006. The Company’s remaining obligations under this lease are $47,923 for the period from September 1, 2006 to February 28, 2008.

Michigan State License Agreement

The Company entered into a technology license agreement with Michigan State University effective as of August 21, 2006. Pursuant to this license agreement, the Company was granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of detecting certain selected bacteria. The licensed technology and rights are for a nanoporous silicon-based electrochemical DNA biosensor platform that the Company intends to deploy in biosensor devices. The Company also obtained the right to expand the scope of the licensed rights to utilize the licensed technology for additional fields of use. The license agreement has a term of 15 years or the duration of the patent rights licensed, whichever is longer. In consideration of the licenses granted, the Company agreed to pay the licensor an up-front cash license fee and will pay royalties based on a percentage of the adjusted gross sales derived from commercial applications of the licensed technologies. The Company is required to pay a minimum royalty payments of $10,000 per year commencing in calendar year 2008 through 2012. These minimum royalty payments increase after 2012 as specified in the agreement. These annual minimum fees, may be offset by the earned royalties. The licensor has the right to terminate the license agreement or render the license non-exclusive after three years from the effective date if the Company has not commenced the commercialization of the licensed technology or is not demonstrably engaged in a research, development, manufacturing, marketing or sublicensing program directed toward such end. The licensor may also exercise such rights in the event the Company does not cure a material default of its obligations under the license agreement.

Employment Agreements

During the quarter ended August 31, 2006, the Company entered into three year employment agreements with Ted Wong, Chairman and Chief Executive Officer, and Joshua Moser, Vice President and Chief Operating Officer.

Agreement with Ted Wong

The Company will pay Mr. Wong an annual base salary of $144,000 under the employment agreement and a signing bonus of $40,000. In addition, the Company agrees to pay Mr. Wong a performance bonus of up to a maximum of $50,000 in the event he achieves certain milestones defined in the employment agreement.

In connection with his entering into the employment agreement, the Company awarded Mr. Wong two grants of options, both of which are subject to the approval of the Company's stockholders, of an equity compensation plan to be presented to them at the Company's next stockholders meeting. The initial grant consisted of options to purchase 5,000,000 shares of common stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 13,000,000 shares of common stock, which shall vest in equal monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of the Company's common stock on the effective date of the employment agreement. Furthermore, all of the options granted to Mr. Wong will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of the Company or if Mr. Wong is terminated without cause.

If the Company terminates Mr. Wong's employment without "cause" (as defined in the employment agreement), he is entitled to a severance payment of his base salary, at the rate then in effect, for a period of six months. If Mr. Wong's employment is terminated by the Company for "cause", he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

Agreement with Josh Moser

The Company will pay Mr. Moser an annual base salary of $120,000 under the employment agreement.

In connection with his entering into the employment agreement, the Company awarded Mr. Moser two grants of options, both of which are subject to the approval of the Company's stockholders of an equity compensation plan to be presented to them at the Company's next stockholders meeting. The initial grant consisted of options to purchase 4,000,000 shares of common stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 10,200,000 shares of common stock, which shall vest in equal monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of the Company's common stock on the effective date of the employment agreement. Furthermore, all of the options granted to Mr. Moser will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of the Company or if Mr. Moser is terminated without cause.

If the Company terminates Mr. Moser's employment without "cause" (as defined in the employment agreement), he is entitled to a severance payment of his base salary, at the rate then in effect, for a period of six months. If Mr. Moser's employment is terminated by the Company for "cause", he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

Technical Advisory Board

During the quarter ended August 31, 2006, the Company entered into consulting agreements with five technical consultants. Under the terms of these consulting agreements the Company will pay each individual $1,500 per month and issue each consultant warrants exercisable for 1,000,000 shares of its common stock at a per share exercise price based on the Company’s closing price per share on the date each consulting agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. The Company can terminate these agreements, without cause, by providing two months notice. If the Company terminates these agreements within twenty-four months, then the unvested warrants are cancelled. (See Note 3 for accounting of these warrants). These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

The following table lists the future payments required on the Company’s commitments at August 31, 2006:

OBLIGATIONS	Total	Less than 1 Year	1-3 Years
Office Lease	$47,920	$7,718	$40,202

Technology Licenses	$10,000	$-	$10,000

Employment Agreements	$792,000	$264,000	$528,000

Technical Advisory Board	$165,000	$90,000	$75,000

Total Obligations	$1,014,920	$361,718	$653,202

8.	SIGNIFICANT EVENTS:

Settlement Agreement and General Release

The Company has recorded a total liability of $119,500 for services rendered by three consultants for the period from March 2004 to February 2005. During the current quarter, the Company settled with these consultants for a total amount of $56,500 to be paid in two installments. The first installment of $29,750 was paid during the current quarter and the balance amount is payable from the proceeds of the moneys held in escrow, when released (see under Private Placement in this Note).

The excess accrual of $63,000 between the recorded amount and settled amount of the liability was recorded as a credit to “general and administrative expense” in the quarter ending May 31, 2006 as a change in estimate based on the subsequent settlement in the current quarter.

Non-Executive Compensation Plan

In July 2006, the Company adopted a compensation plan for non-executive members of its board of directors. Under the terms of this arrangement, each non-executive member of the Company’s board of directors shall be paid an annual retainer of $18,000, payable in equal quarterly installments of $4,500; provided, however, that for the initial quarter in which a non-executive director commences service on the board, such director shall receive a prorated fee for such quarter based on the date such service commences, as follows: (a) if service commences during the first month of such fiscal quarter the fee for such quarter shall be $4,500; (b) if service commences during the second month of such fiscal quarter, the fee for such quarter shall be $3,000; and if service commences during the third month of such fiscal quarter, the fee for such quarter shall be $1,500.

In addition, subject to the approval of the Company’s stockholders’, effective on July 7, 2006, each non-executive director shall be awarded, on the date such person commences service as a director, an option to purchase 2,000,000 shares of the Company’s common stock, exercisable for a period of ten years at a price per share equal to the closing price of the Company’s common stock on the date of grant and which options shall vest as follows: 50% on the first anniversary of the date that the individual commences service as a member of the board with the remaining 50% vesting on the second anniversary of such date. In addition, but also subject to shareholder approval, each non-executive director will also be entitled to receive an annual formula grant of options for each year of service on our board equal to the quotient obtained by dividing the annual cash retainer paid to a non-employee director during such fiscal year (not including any additional fees which may be paid for service as a member of Chairman of any committee of the Board of Directors) by the fair market value of the shares on the grant date ( pro rata in the case the director served for less than the entire year prior to such grant date).

New Director

In July 2006, the Company’s board of directors appointed Robert Baron as a non-executive member of its board of directors.

9.	SUBSEQUENT EVENTS:

Second Notice to Class A Warrant Holders and Exercise of Class A Warrants

On or around September 7, 2006, subsequent to the quarter end, the Company sent a notice to all holders of its outstanding Class A Warrants notifying them that the Company has reduced the exercise price on all of its Class A Warrants, of which there were 12,950,000 outstanding, to $0.01 for a period of 45 days. At the end of such 45 day period, the exercise price of the Class A Warrants will reset to its current price of $0.03 per share. The dividend expense, if any, on account of reduction of the exercise price of the warrants will be accounted in the next quarter. Subsequent to the end of quarter ended August 31, 2006, holders of all of the remaining Class A Warrants have exercised their warrants on a cashless basis and the Company issued an aggregate of 10,281,053 shares of Common Stock to such holders. These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Pohang University License Agreement

Subsequent to the quarter end, the Company entered into a technology license agreement with Pohang University of Science and Technology effective as of September 11, 2006. Pursuant to this license agreement, the Company was granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of use of detecting targeted agents for Homeland Security and Environmental Protection Agency applications. The licensed technology and rights relate to the development of carbon nanotube sensor platforms that the Company intends to deploy in sensor devices. The license agreement has a term of 15 years or the duration of the patent rights licensed, whichever is longer. In consideration of the licenses granted, the Company agreed to pay the licensor an up-front cash license fee and will pay royalties based on a percentage of the adjusted gross sales derived from commercial applications of the licensed technologies. Commencing in 2008 and for the duration of the term of the agreement, the Company will be obligated to pay the licensor an annual minimum fee, which fee may be offset by the earned royalties. The licensor has the right to terminate the license agreement or render the license non-exclusive after three years from the effective date if the Company has not commenced the commercialization of the licensed technology or is not demonstrably engaged in a research, development, manufacturing, marketing or sublicensing program directed toward such end. The licensor may also exercise such rights in the event the Company does not cure a material default of its obligations under the license agreement.

Release of Additional Funds from Escrow

Effective October 12, 2006, the holders of $200,000 of units sold in the Company’s recent private placement agreed to waive the escrow conditions applicable to such units and released $200,000 of funds from escrow to us as of such date. Accordingly, we issued these holders an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock exercisable for a period of five years at a per share exercise price of $0.04. In addition, we paid additional commissions of $20,000 to the selling agents in the private placement and issued them 4,000,000 Agent Warrants. Each Agent Warrant is to be issued to the Selling Agent for $.0001 and the warrant is exercisable into one common share and one warrant at $.01 each. The additional warrant is further convertible into common shares at $.01 each. Both warrants are exercisable for five years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB. All share and per share data in this section, as well as in the entire report, unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by us on January 12, 2006.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. NanoSensors’ believes that other than the adoption of SFAS No. 123 (revised 2004,) “Share-Based Payment and the accounting policy related to Warrants and Freestanding Derivative Financial Instruments:, there have been no significant changes during the nine months ended August 31, 2006 to the items that were disclosed as our significant accounting policies in Note 2 of our Annual Report on Form 10-KSB for November 30, 2005. We currently believe the following accounting policies to be critical:

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

Income Taxes

The income tax benefit is computed on the pretax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for the nine and three-months ended August 31, 2006 due to the uncertainty of its future use.

Accounting for Warrants and Freestanding Derivative Financial Instruments

NanoSensors evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock.

Non-employee Compensation

NanoSensors measures compensation expense for its non-employee stock-based compensation under FASB 123 and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the options and warrants issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of the options and warrants on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

The valuation of the options and warrants is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock on the date of vesting.

Stock Based Compensation: Employees & Directors

Effective March 1, 2006, NanoSensors adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,”. The fair value of stock options granted is determined using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. NanoSensors has granted options to employees and directors during the quarter ended August 31, 2006, which are subject to shareholder approval. These options will be accounted for when approved. See Note 3 to the financial statements. Except for these options, NanoSensors has not granted any other options to its employees or directors.

Results of Operations for the Three Months Ended August 31, 2006 as Compared to the Three Months Ended August 31, 2005.

For the three months ended August 31, 2006 and August 31, 2005, we did not have sales. We are still in the development stage. During the three months ended August 31, 2006, our total costs and expenses increased 532% to $221,136, whereas for the three months ended August 31, 2005, we recorded total costs and expenses of $34,944. Our increase in total costs and expenses primarily resulted from consulting fees paid to our Technical Advisory Board, Dr. Ted Wong, and one other consultant, along with the license fee we paid to Michigan State University, and increases in legal and accounting fees.

Research and development expenses for the three months ended August 31, 2006, increased to $30,200, whereas for the three months ended August 31, 2005, we did not record any expenses. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development.

Depreciation and amortization expense for the three month periods ended August 31, 2006 and August 31, 2005 were $884 and $5,150 respectively, and mainly related to the license granted by our former Chief Scientist (the “Axiom License”) in 2005. There was no amortization expense related to the Axiom License in 2006 as the value of the license was written off during 2005.

Other Income and Expense for the three month period ended August 31, 2006 was $(2,755,437), whereas for the three months ended August 31, 2005, we did not record any Other Income and Expense. We recorded $2,737,107 as expense related to the fair value of liability of the warrants we issued to investors and placement agents (See Note 4 to Financial Statements). For the three month period ended August 31, 2006 we had Interest Income of $3,170 whereas for the three months ended August 31, 2005, we did not record any Interest Income. For the three month period ended on August 31, 2006 we incurred Interest Expense of $21,500 in connection with 500,000 warrants we issued to the investor from our November 2005 private offering (See Part II. Other Information, Item 2. Warrant Issuances). We issued these warrants pursuant to the liquidated damages penalty provision of the subscription agreement entered into between us and the investor. For the three months ended August 31, 2005 we did not incur any interest expense.

Results of Operations for the Nine Months Ended August 31, 2006 as Compared to the Nine Months Ended August 31, 2005.

For the nine months ended August 31, 2006 and August 31, 2005, we did not have sales. We are still in the development stage. During the nine months ended August 31, 2006, our total costs and expenses increased 101 % to $351,582, whereas for the nine months ended August 31, 2005, we recorded total costs and expenses of $175,219. The majority of our costs and expenses for the nine months ended August 31, 2006, resulted from consulting fees paid to our Technical Advisory Board, Dr. Ted Wong and one other consultant, along with the license fee we paid to Michigan State University, and increases in legal and accounting fees. For the nine months ended August 31, 2005 the majority of our expenses were for research and development.

Research and development expenses for the nine months ended August 31 2006 was $30,200, as compared with $101,788 for the nine months ended August 31, 2005. All research and development costs are expensed as incurred. We anticipate that we will increase our research and development spending over the next two quarters in light of receipt of additional funds from the private financing described below.

Depreciation and amortization expense for both the nine month periods ended August 31, 2006 and August 31, 2005 were $2,517 and $15,450 respectively, and mainly related to the Axiom License in 2005. There was no amortization expense related to the Axiom License in 2006 as the value of the license was written off during 2005

Other Income and (Expense) for the nine month period ended August 31, 2006 was $(4,259,639), whereas for the nine months ended August 31, 2005, we did not record any Other Expense. We recorded $4,241,344 as expense related to the fair value of liability of the warrants we issued to investors and placement agents (See Note 4 to Financial Statements). During the nine months ended August 31, 2006 and August 31, 2005 we had Interest Income of $3,205 and $4, respectively. For the nine month period ended on August 31, 2006 we incurred Interest Expense of $21,500 in connection with 500,000 warrants we issued to the investor from our November 2005 private offering. (See Part II. Other Information, Item 2. Warrant Issuances). We issued these warrants pursuant to the liquidated damages penalty provision of the subscription agreement entered into between us and the investor. We did not incur any interest expense for the nine months ended August 31, 2005.

Liquidity and Capital Resources at August 31, 2006

We do not have an operating line of credit from a financial institution and consequently relied on financing from investors to support our operations. As of August 31, 2006, we had unrestricted cash on hand of $290,474, as compared with $191,940 on deposit at November 30, 2005.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:
	Nine months ended August 31,
	2006	2005

Operating activities	$(547,710)	$(50,658)

Investing activities	(6,332)	0.00

Financing activities	652,576	37,100

Net effect on cash	$98,534	$(13,558)

Our operations have been limited in light of our need for additional financing. On November 10, 2005, we closed on an offering of 250,000 units, or an aggregate of $250,000, with each Unit consisting of ten shares of common stock, par value $.001 and one five year warrant expiring on November 30, 2010, to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration for acting as financial consultant to us in this offering, Meyers Associates, L.P. received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The $225,000 of net proceeds are being used for working capital including the Chief Executive Officer’s salary and payment of certain past due accounts payable.

During the quarter ended February 28, 2006, we issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.03 per share for proceeds of $27,000.

Our available funds resulted from a private placement of units that commenced on May 11, 2006. In June 2006, we completed this private placement and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. As of August 31, 2006, however, $915,000 was being retained in escrow until we satisfy certain post-closing covenants, including the effectiveness of its registration statement which was filed on August 1, 2006 and obtaining shareholder approval to increase our authorized capitalization. Accordingly, as of August 31, 2006, the aggregate offering proceeds released to us was $814,500, and the net proceeds to us, after payment of expenses and commissions, was approximately $613,000. (Please see the discussion provided in Note 4 to the financial statements included with this Quarterly Report and Item 2 of Part II of this Quarterly Report on Form 10-QSB for additional information regarding this financing.) As described in greater detail in Item 5 of Part II of this Quarterly Report on Form 10-QSB, as of October 12, 2006, an additional $200,000 of gross proceeds was released to us from escrow.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We recognized a net loss of $334,125 for Fiscal 2005 and a net loss of $ 2,976,573 and $4,611,221  for the three and nine month period ended August 31, 2006. Excluding the amount of the change in Fair Value of Warrant Liabilities, we had a net loss of $239,466 and $369,877, respectively. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2005 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in Fiscal 2006 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2005 Financial Statements.

We suspended most of our operations during Fiscal 2005 until we were able to obtain additional financing of $250,000 in November 2005. Management believes that after closing its most recent private placement, that commenced on May 11, 2006, it has sufficient funds on hand to incur its current level of general and administrative expenses to enable the company to pursue its business strategy. However, as described in detail below, based on our current unrestricted cash balance, we believe that we will only be able to satisfy working capital requirements for the next two months without any revenues and/or the release of the balance of the proceeds from our private placement ($915,000) currently held in escrow.

We had a working capital deficit of $218,647 at November 30, 2005 and $4,674,150 at August 31, 2006. Excluding the liability for warrants accounted for as a derivative, our net working capital is $98,820 at August 31, 2006. We have funded our business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

Including the funds raised in our recent private placement, we believe that we will meet working capital requirements with the cash on hand as of August 31, 2006 for only the next two months without any revenues and/or the release of the proceeds ($915,000) currently held in escrow in connection with our most recent private placement (see Note 4 to Financial Statements). Effective October 12, 2006, the holders of $200,000 of units sold in our recent private placement agreed to waive the escrow conditions and release $200,000 of funds from escrow to us. We will need to raise additional funds from debt or equity funding sources in order to produce other products currently in development. Furthermore, we also intend to seek financing from U.S. government agencies, such as Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from us for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

We expect that our operating and administrative expenses will increase, primarily in travel, salary and fees paid to outside consultants and professional service firms. The increased travel will be required as we increase our efforts to develop marketable products. Accordingly, since the closing of our recent private placement, we have begun to increase our levels of operations in order to acquire technology assets and to increase our product research and development activities. As previously reported, we have established a technology advisory board in order to assist us in identifying patented or patent-pending technologies at universities and government laboratories. We have also recently retained marketing and technical consultants to assist us in our product and market development activities.

Further, we have recently entered into technology license agreements with Michigan State University and Pohang University of Science and Technology in order to acquire rights to technology that we expect to deploy in commercial sensor devices based on nanoporous silicon and carbon nanotube platforms. We are currently engaged in product design and testing activities concerning these recently licensed technologies. Pursuant to these license agreements, we agreed to pay each of the licensors an up-front cash fee of $20,000 and will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies. In addition, commencing in 2008, we will be obligated to pay each of the licensors an annual minimum payment of $10,000, which obligation increases during the term of the agreement up to a maximum of $30,000, which payment may be offset by the earned royalties.

Except for our office lease and employment agreements (see Note 7 to Financial Statements) we do not have any significant commitments for capital expenditures other than the royalty obligations discussed above.   In view of our early stage of development, there is no assurance that we will perform in accordance with our plan of operation, or that we will continue as a going concern or that we will ultimately achieve profitable operations.

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

Internal Controls

During the quarter ended August 31, 2006, we entered into an employment agreement with Josh Moser to serve as our Vice President and Chief Operating Officer and also appointed Robert Baron to serve on our board of directors. We believe that the addition of these individuals to our management structure will improve our internal control over financial reporting by providing additional oversight of our operations and independence on our board. We will continue to implement additional measures in response to specific accounting and reporting weaknesses, including further personnel and organizational changes to improve supervision and increased training for finance and accounting personnel. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 15, 2006, NanoSensors, Inc. commenced a commercial arbitration before the American Arbitration Association against Mathew Zuckerman, a co-founder, former Chief Scientist and officer of the company and his affiliated consulting firm Axiom Corporation (collectively, “Zuckerman”). Pursuant to a license agreement entered into between us and Zuckerman, NanoSensors was granted an exclusive worldwide perpetual license to Zuckerman’s technology. Notwithstanding the parties’ termination of a Consulting Agreement entered into between them in March 2005, the perpetual License Agreement remained in effect and we retained all rights to the technology. NanoSensors has commenced the arbitration proceeding to seek injunctive relief barring future violations of the License Agreement, disgorgement of all NanoSensors stock previously issued to Zuckerman, monetary damages of $5 million and disgorgement of all fees earned by Zuckerman from dealings with third parties using the license. The parties entered into a Settlement Agreement and Release on April 20, 2006. Under the terms of this Settlement Agreement and Release, we agreed to pay Zuckerman $32,391 for consulting fees previously owed. On July 25, 2006 we paid Zuckerman $32,391.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Warrant Issuances

During the quarter ended August 31, 2006, we issued warrants exercisable for 1,000,000 shares of our common stock to each of the five consultants that we appointed to our technical advisory board, and to a consultant we engaged to provide us with internal accounting services. The warrants are exercisable for a period of five years at a per share exercise price based on our closing price per share on the date each agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

During the quarter ended August 31, 2006, we issued warrants to purchase 500,000 shares of our common stock to the investor in our November 2005 financing pursuant to the liquidated damages penalty provision of the subscription agreement entered into between us and the investor. The warrants are exercisable at a per share exercise price of $0.01 and are exercisable for a period of five years. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

Subsequent to our quarter end, we issued warrants exercisable for 2,000,000 shares of our common stock to Accrescent Research to assist in the development of marketing and business strategies. These warrants are exercisable at a per share exercise price based on our closing price per share on the date that the consultant was engaged and vest on a monthly basis over a twenty-four month period. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

Warrant Exercises

During the quarter ended August 31, 2006, holders of 13,650,000 Class A warrants exercised those securities, on a cashless basis, at reduced exercise price of $0.01, pursuant to which we issued a total of 11,884,281 shares of common stock. In addition, a holder of 500,000 Bridge warrants exercised securities on a cashless basis, at an exercise price of $0.025, pursuant to which we issued a total of 386,364 shares of common stock. These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Warrant Exercises

Subsequent to the end of the quarter ended August 31, 2006, holders of an aggregate of 12,950,000 Class A warrants exercised those securities, on a cashless basis, at an exercise price of $0.01, pursuant to which the Company issued a total of 10,281,053 shares of common stock. These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Release of Funds from Escrow

Effective October 12, 2006, the holders of $200,000 of units sold in our recent private placement agreed to waive the escrow conditions applicable to such units and released $200,000 of funds from escrow to us as of such date. Accordingly, we issued these holders an aggregate of 20,000,000 shares of common stock and warrants to purchase 20,000,000 shares of common stock exercisable for a period of five years at a per share exercise price of $0.04. In addition, we paid additional commissions of $20,000 to the selling agents in the private placement and issued them unit purchase warrants to purchase 4,000,000 units of our securities, consisting of 4,000,000 shares of common stock and 4,000,000 warrants. The unit purchase warrants are exercisable for a period of five years at a per unit exercise price of $0.01.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Investor Warrant issued in connection with the sale of the Units in Private Placement	8-K	6/28/06	4.1

4.2	Form of Agent Warrant issued in connection with the sale of the Units in Private Placement	8-K	6/28/06	4.2

10.1	Form of Securities Purchase Agreement between NanoSensors, Inc. and Investors	8-K	6/28/06	10.1

10.2	Form of Registration Rights Agreement between NanoSensors, Inc. and Investors	8-K	6/28/06	10.2

10.3	Technology License Agreement with Michigan State University				X

10.4	Technology License Agreement with Pohang University of Science and Technology				X

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this October 19, 2006.

NanoSensors, Inc.

By:	/s/ Ted Wong
Ted Wong
President, Chief Executive Officer and Chief Financial Officer