Form 10KSB/A
period 2005-11-30
NANOSENSORS INC
filed 2006-11-03
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
AMENDMENT No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005.

OR

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 000-51007

NANOSENSORS, INC.
(Name of small business issuer as specified in its charter)

NEVADA	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 WYATT DRIVE, SUITE #2 SANTA CLARA, CA	95054
(Address of principal executive offices)	(Zip Code)

ISSUER'S TELEPHONE NUMBER: (408) 855-0051

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The revenues of the registrant for the most recent fiscal year were: $ 0

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 206,425,000 as of March 14, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

[Cover Page 2 of 2 Pages]

Forward-looking Statements and Factors That May Affect Future Results

This Annual Report on Form 10-KSB, including Item 6 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believe,” “anticipate,” “think,” “intend,” “plan,” “will be,” “expect”, and similar expressions identify such forward-looking statements. Such statements regarding future events and/or our future financial performance are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Such risks and uncertainties include among other things, the availability of any needed financing, our ability to implement our business plan for various applications of our technologies, the impact of competition, the management of growth, and other risks and uncertainties that may be detailed from time to time in our reports filed with the securities and exchange commission. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 as filed with the Securities and Exchange Commission (SEC) on March 15, 2006, in response to comments by the Staff of the SEC in connection with their review of our registration statement on Form SB-2 filed on August 1, 2006. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendments set forth below.

The following is a summary of the items in our original Form 10-KSB that are amended by this Form 10-KSB/A and a brief summary of the changes.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

•
We are amending disclosures related to critical accounting policies in our Management’s Discussion and Analysis and Plan of Operation contained in the original Form 10-KSB solely to disclose our accounting policy regarding our valuation of warrant derivative liability.

Item 7. Financial Statements

This Form 10-KSB/A amends certain portions of the financial statements, and notes thereto, as filed with the original Form 10-KSB, as follows:

•
Notes 3 and 5 to the financial statements included in the original Form 10-KSB have been amended to clarify the accounting for our issuances of common stock and warrants for services and expenses related to financing arrangements and payment of debt and to disclose our accounting policy for the issuance of warrants, including the valuation technique utilized to determine the value of such warrants and common stock.

•
This Form 10-KSB/A revises the Balance Sheet and Statement of Shareholders’ Deficit included in the financial statements contained in the original Form 10-KSB to present our January 26, 2006 forward stock split retroactively for all periods presented as if the split was effective from December 23, 2003 (date if inception). Note 8 to the financial statements included in the original Form 10-KSB has also been amended to explain this amendment in greater detail.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB/A. This Annual Report on Form 10-KSB/A, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB/A that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB/A.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company's financial condition and results and that requires management's most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. While NanoSensors’ significant accounting policies are more fully described in Note 3 to its financial statements included elsewhere in this prospectus, NanoSensors currently believes the following accounting policies to be critical:

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

Non-employee Compensation

NanoSensors measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the common stock issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of NanoSensors’ common stock on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to common stock and additional paid-in capital.

Accounting for Warrants and Freestanding Derivative Financial Instruments

NanoSensors evaluates its warrants and other contracts to determine if the warrants or the embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative or the embedded feature is required to be bifurcated, the fair value of the warrants or the embedded feature is recorded as a liability and marked-to-market each balance sheet date. The change in fair value of the warrants or the embedded feature, if any, at each balance sheet date is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a warrant or other convertible instruments, the derivative asset or liability is marked to fair value at the conversion/exercise date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 later are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of Company’s common stock, risk free interest rate and the market price of our common stock.

Results of Operations

The period of December 23, 2003 till November 30, 2004 ("Fiscal 2004") is for approximately eleven months, as compared to the twelve months period from December 1, 2004 to November 30, 2005 (`Fiscal 2005"). For Fiscal 2005, the Company recognized revenues of $0, as compared with $11,688 of revenues during Fiscal 2004. During most of Fiscal 2005 the Company had limited funds to conduct its operations. Revenues in Fiscal 2004 were derived from consulting fees paid by an unaffiliated party. Most of these fees were then paid as costs to the engineer who performed the services for the Company. The Company is still in the development stage. During Fiscal 2005 the Company recorded total operating expenses of $334,130, as compared with $735,225 during Fiscal 2004 when funds were available.

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

In view of NanoSensors’ early stage of development, there is no assurance that it will perform in accordance with its plan of operation, or that it will continue as a going concern or that it will ultimately achieve profitable operations.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements and related notes are set forth below.

NANOSENSORS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - Current Auditor	F-2

Report of Independent Registered Public Accounting Firm - Predecessor Auditor	F-3

Balance Sheets as of November 30, 2005 and 2004	F-4

Statements of Operations for the Cumulative Period from Inception (December 23, 2003) to November 30, 2005, Twelve Months Ended November 30, 2005 and for the Period from Inception (December 23, 2003) to November 30, 2004
F-5

Statement of Shareholders’ deficit for the Period from Inception (December 23, 2003) to November 30, 2005	F-6

Statements of Cash Flows for the Cumulative Period from Inception (December 23, 2003) to November 30, 2005, the Twelve Months Ended November 30, 2005 and the Period from Inception (December 23, 2003) to November 30, 2004
F-7

Notes to Financial Statements	F-8 - F-15

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

/s/ Lazar Levine & Felix LLP

New York, New York
March 14, 2006, except for the revision of Note 3 (under paragraph titled “Accounting for Warrants and Freestanding Derivative Financial Instruments”, Note 5 (table and the following two paragraphs) and Note 8, as to all of which the date is November 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCONTING FIRM

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

/s/ Madsen & Associates, CPA's Inc.

Salt Lake City, Utah, March 14, 2005

NANOSENSORS, INC.
(A Development Stage Company)

BALANCE SHEETS

	November 30, 2005	November 30, 2004
ASSETS
CURRENT ASSETS:
Cash	$191,940	$13,558
Inventory	--	16,072

TOTAL CURRENT ASSETS	191,940	29,630

PROPERTY AND EQUIPMENT - net of accumulated
depreciation of $3,200 and $1,600, respectively	4,800	6,400

OTHER ASSETS:
Licenses - net of amortization	--	76,000
Deposit	3,000	3,000

	3,000	79,000

TOTAL ASSETS	$199,740	$115,030

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$246,830	$178,535
Accounts payable - related party	163,757	68,217

TOTAL CURRENT LIABILITIES	410,587	246,752

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value; 500,000,000 shares
authorized; 205,025,000 and 201,025,000 shares issued
and outstanding in 2005 and 2004, respectively	205,025	201,025
Additional paid-in capital	659,752	408,752
Deficit accumulated during the development stage	(1,075,624)	(741,499)

	(210,847)	(131,722)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$199,740	$115,030

See accompanying notes to financial statements.

NANOSENSORS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Cumulative		For the Period
	Period from Inception	Twelve Months	from Inception
	(December 23, 2003) to	Ended	(December 23, 2003) to
	November 30, 2005	November 30, 2005	November 30, 2004
NET SALES	$11,688	$--	$11,688
COSTS AND EXPENSES:
General and Administrative Expense	493,705	239,320	254,385
Research and Development	477,450	17,210	460,240
Depreciation and Amortization	36,450	15,850	20,600
Write-off of Licenses	61,750	61,750	--

TOTAL COSTS AND EXPENSES	1,069,355	334,130	735,225

LOSS FROM OPERATIONS	(1,057,667)	(334,130)	(723,537)

OTHER INCOME (EXPENSE)
Interest expense	(18,604)	--	(18,604)
Interest income	647	5	642

LOSS BEFORE INCOME TAXES	(1,075,624)	(334,125)	(741,499)
Income Tax Expense	--	--	--

NET LOSS	$(1,075,624)	$(334,125)	$(741,499)

BASIC AND DILUTED NET LOSS	$(0.01)	$(0.00)	$(0.00)

PER SHARE

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	184,372,631	202,471,575	164,299,196

See accompanying notes to financial statements.

NANOSENSORS, INC.
(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During the
			Paid - in	Development
	Shares	Amount	Capital	Stage	Total Deficit
BALANCE AT DECEMBER 23, 2003 (INCEPTION)	--	$--	$--	$--	$--
(see Note 8)

Issuance of common stock for license at $.0001	50,000,000	50,000	(45,000)	--	5,000

Issuance of common stock for
services and expenses at $.0001 per share	114,500,000	114,500	(103,050)	--	11,450

Issuance of common stock for
cash at $.005 per share	95,000	95	380	--	475

Issuance of common stock for
cash at $.020 per share-net of issuance costs	27,500,000	27,500	435,500	--	463,000

Issuance of common stock for note
receivable - at $.005 per share - paid in June 2004	880,000	880	3,520	--	4,400

Issuance of common stock for payment of debt
at $.020 per share	6,200,000	6,200	117,800	--	124,000

Issuance of common stock for expenses
at $.00078 per share	1,850,000	1,850	(398)	--	1,452

Net Loss	--	--	--	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(131,722)

Issuance of common stock for
cash at $.020 per share	1,500,000	1,500	28,500	--	30,000

Issuance of common stock for cash at
$0.10 per share, net of issuance costs	2,500,000	2,500	222,500	--	225,000

Net Loss	--	--	--	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	$205,025	$659,752	$(1,075,624)	$(210,847)

See accompanying notes to financial statements.

NANOSENSORS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Cumulative		For the Period
	Period from Inception		from Inception
	(December 23, 2003)	Twelve Months Ended	(December 23, 2003)
	to November 30, 2005	November 30, 2005	to November 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,075,624)	$(334,125)	$(741,499)

Adjustment to reconcile net loss to net cash utilized in operating activities:
Depreciation and Amortization	36,450	15,850	20,600
Write-off of Licenses	61,750	61,750	--
Issuance of common stock for expenses	12,902	--	12,902
Change in operating assets and operating liabilities:
Inventory	--	16,072	(16,072)
Accounts payable and accrued expenses	534,587	163,835	370,752

Net cash (used) by operating activities	(429,935)	(76,618)	(353,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,000)	--	(8,000)
Purchase of License	(90,000)	--	(90,000)
Deposit	(3,000)	--	(3,000)

Net cash used in investment activities	(101,000)	--	(101,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	722,875	255,000	467,875

Net cash provided by financing activities	722,875	255,000	467,875

NET INCREASE IN CASH	191,940	178,382	13,558
Cash at beginning of period	--	13,558	--

CASH EQUIVALENTS AT END OF PERIOD	$191,940	$191,940	$13,558

NON CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of 116,350,000 common shares for services	12,902	--	12,902

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

NANOSENSORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

The Company's property and equipment consists of the following:

	2005	2004
Office Equipment	$8,000	$8,000
Less accumulated depreciation	(3,200)	(1,600)
	$4,800	$6,400

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
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if the warrants or the embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative or the embedded feature is required to be bifurcated, the fair value of the warrants or the embedded feature is recorded as a liability and marked-to-market each balance sheet date. The change in fair value of the warrants or the embedded feature, if any, at each balance sheet date is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a warrant or other convertible instruments, the derivative asset or liability is marked to fair value at the conversion/exercise date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 later are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model and may vary significantly, based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of Company’s common stock, risk free interest rate and the market price of our common stock.

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

NANOSENSORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2005

5. SHAREHOLDERS' EQUITY

The following is a summary of common stock and warrants to purchase common stock issued from inception.
			Common Shares
	Common	Common	(post split)
	Shares	Shares	Issuable for
	Pre-split	Post-split	Warrants Issued	Reference
Issued during Period ended November 30, 2004
Issuance of common stock for license
at $.0001 per share	5,000,000	50,000,000	--	(1)
Issuance of common stock for services
and expenses at $.0001 per share	11,450,000	114,500,000	825,000	(2), (3)
Issuance of common stock for cash
at $.005 per share	9,500	95,000	--	(4)
Issuance of common stock for cash
at $.020 per share - net of issuance costs	2,750,000	27,500,000	56,000,000	(5), (6)
Issuance of common stock for cash
- at $.005 per share - paid in June 2004	88,000	880,000	--	(4)
Issuance of common stock for payment
of debt at $.020 per share	620,000	6,200,000	--	(7)
Issuance of common stock for expenses
at $.00078 per share	185,000	1,850,000	--	(3)
Issued during Year ended November 30, 2005
Issuance of common stock for cash at
$.020 per share	150,000	1,500,000	1,500,000	(8)
Issuance of common stock for cash at $0.10
per share	250,000	2,500,000	2,500,000	(9)

Total issuances as of November 30, 2005	20,502,500	205,025,000	60,825,000

All common stock issued at $.0001-$.00078 was considered by management to be their fair values. These shares were authorized prior to any stock issued at a higher value. Issuance of all other shares for cash and in repayment of debt were negotiated at the values shown.

The Company evaluated all its warrant issuances to determine if those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). Under provisions of SFAS 133, warrants should be accounted as a freestanding derivative, unless the specific requirements for equity classification of the warrants, as stated in EITF 00-19 are met. EITF   00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. The Company has analyzed the terms of the various warrant issuances specifically with reference to paragraphs 12-32 of EITF 00-19 to determine if the warrants should be accounted separately. Based on this analysis, the Company has concluded that none of the warrants provide for or result in any net-cash settlement and the liquidated damages, if any, under the terms of the various warrants, for registration of shares underlying the warrants are considered a reasonable discount for delivering unregistered shares. As such, these warrants have been accorded equity classification and no accounting is needed other than disclosure of the exercise price and expiry period of warrants.

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

NANOSENSORS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2005

5. SHAREHOLDERS' EQUITY (Continued)

(3) The Company issued 3,850,000 shares of common stock in aggregate to lenders and a loan consultant. Of these shares, 3,000,000 shares of common stock were issued to an unaffiliated lender at inception of his making two loans totaling $120,000 (see reference (7) below), 750,000 shares of common stock were issued to another lender at inception of another loan of $30,000 (see reference (8) below) and 100,000 shares of common stock were issued to a loan consultant in connection with these borrowings. The value of these 3,850,000 shares have been expensed as loan costs in the Statement of Operations for the period ended November 30, 2004. In addition, the lender of the $30,000 note was issued at inception of the loan, warrants to purchase 750,000 shares of Common Stock, and the loan consultant was issued 75,000 warrants to purchase 75,000 shares of Common Stock. Both are exercisable at $.02 per share, expiring on January 21, 2007.

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

8. SUBSEQUENT EVENT

On January 5, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Serial Preferred Stock, $.001 par value. On January 26, 2006, the Company effected a 10 for 1 forward stock split in which it issued ten (10) shares of Common Stock (9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. The Company retained the par value of $.001 per share for all common shares. Previously reported financial statements presented the impact of the split as a one-line adjustment in the Statement of Shareholders’ Deficit for the year ended November 30, 2005. The Statement of Shareholders’ Deficit and the table in Note 5 has been amended to reflect the split for all periods presented as if the split was effective from December 23, 2003 (date of inception). The amendment has also resulted in impacting the Balance Sheet as of November 30, 2004. The impact is an increase as of November 30, 2004 in common stock from $20,103 to $201,025, an increase of $180,922 and a reduction in additional paid-in capital from $589,674 to $408,752, a reduction of $180,922, with no impact on the total shareholders’ deficit as of November 30, 2005 and 2004. There is no impact of this amendment on the Statements of Operations and Statements of Cash Flows.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this November 3, 2006.

NanoSensors, Inc.

By:	/s/ Ted L. Wong
Ted Wong
President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME	TITLE	DATE

Ted L. Wong	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive and Financial Officer)	November 3, 2006
Ted L. Wong

Robert A. Baron	Director	November 3, 2006
Robert A. Baron