Form 10QSB/A
period 2006-05-31
NANOSENSORS INC
filed 2006-11-22
CIK 1286648

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB / A

☒	Quarterly Report Under Section 13 or 15( d ) of the Securities Exchange Act of 1934.
For the Quarterly Period and Six Months Ended May 31, 2006
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2006
Common Stock, $.001 par value per share	300,278,978 shares

Transitional Small Business Disclosure Format (check one):     ☐ Yes ☒ No

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended May 31, 2006, initially filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2006 (the “Original Filing”), is being filed to reflect the restatement of our condensed financial statements at, and for the three and six months ended, May 31, 2006 and the notes related thereto. The decision to restate these condensed financial statements was made to reflect the correction of the valuation and the accounting for certain warrants issued in the private placement of shares of common stock, and to give effect in the Statement of Shareholders’ Equity for the 10:1 Stock Split (January 5, 2006) as if the Stock Split was made as of December 23, 2003, date of inception of the Company. For a more detailed description of this restatement, see Note 2 - Restatement of May 31, 2006 Financial Results to the accompanying condensed financial statements contained in this Form 10-QSB/A.

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Items 1 and 2 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement. In addition, the Company has also amended its response to Item 3 of Part I of the Original Filing to address the impact of this Restatement on management’s evaluation of its disclosure controls and procedures. Except for the foregoing portions, no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our reports subsequently filed with the SEC.

NANOSENSORS, INC.

INDEX

Page(s)
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	4

Balance Sheets - May 31, 2006 (unaudited) and November 30, 2005	4
Statements of Operations for the Period from date of inception to May 31, 2006 and the six and three month periods ended May 31, 2006 and May 31, 2005 (unaudited)	5
Statements of Cash Flows for the Period from date of inception to May 31, 2006 and the six month periods ended May 31, 2006 and May 31, 2005 (unaudited)	6
Statement of Shareholders’ Equity for the Period from the date of inception to May 31, 2006 (unaudited)	7
Notes to Financial Statements (unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	21

ITEM 2. CHANGES IN SECURITIES	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	23

Signatures	23

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	May 31, 2006	November 30, 2005
	(Unaudited and Restated)
ASSETS

CURRENT ASSETS:
Cash	$122,641	$191,940
Cash held in escrow	940,000	—
Accounts Receivable	82	—
Prepaid Expense	1,443	—
TOTAL CURRENT ASSETS	1,064,166	191,940

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $4,000 and $3,200, respectively	4,000	4,800

OTHER ASSETS:
Website development - net of amortization	4,167	—
Deposit	3,000	3,000
	7,167	3,000
TOTAL ASSETS	$1,075,332	$199,740

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$208,762	$246,830
Accounts payable - related party	126,165	163,757
Liability for warrants issued	1,590,400	—
Client escrow funds	940,000	—
TOTAL CURRENT LIABILITIES	2,865,327	410,587

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.001 par value; 500,000,000 shares authorized; 224,225,000 and 205,025,000 shares issued and outstanding in 2006 and 2005, respectively	224,225	205,025
Additional paid-in capital	696,052	659,752
Deficit accumulated during the development stage	(2,710,272)	(1,075,624)
	(1,789,995)	(210,847)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,075,332	$199,740

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative
	Period from Inception
	(December 23, 2003) to	Six Months Ended	Six Months	Three Months Ended	Three Months
	May 31, 2006 (Restated)	May 31, 2006 (Restated)	Ended May 31, 2005	May 31, 2006 (Restated)	Ended May 31, 2005

NET SALES	$11,688	$0	$0	$0	$0

COSTS AND EXPENSES:
General and Administrative Expense	622,518	128,813	28,187	36,959	8,849
Research and Development	477,450	0	101,788	0	0
Depreciation and Amortization	38,084	1,633	10,300	816	5,150
Write-off of Licences	61,750	0	0	0	0
TOTAL COSTS AND EXPENSES	1,199,802	130,446	140,275	37,775	13,999

LOSS FROM OPERATIONS	(1,188,114)	(130,446)	(140,275)	(37,775)	(13,999)

OTHER INCOME(EXPENSE)
Expense related to fair value of warrant liability	(1,504,237)	(1,504,237)	0	(1,504,237)	0
Interest expense	(18,604)	0	0	0	0
Interest income	683	35	4	29	0
LOSS BEFORE INCOME TAXES	(2,710,272)	(1,634,648)	(140,271)	(1,541,983)	(13,999)

Income Tax Expense	0	0	0	0	0

NET LOSS	($2,710,272)	($1,634,648)	($140,271)	($1,541,983)	($13,999)

BASIC AND DILUTED NET LOSS PER SHARE		($0.00)	($0.00)	($0.00)	($0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		206,715,110	202,129,400	207,644,565	202,525,000

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Cumulative Period from Inception (December 23, 2003)	Six Months Ended	Six Months Ended
	to May 31, 2006	May 31, 2006	May 31, 2005
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(2,710,272)	(1,634,648)	(140,271)
Adjustment to reconcile net loss to net cash utilized in operating activities:
Depreciation and Amortization	38,084	1,633	10,300
Write-off of Licenses	61,750	—	—
Issuance of common stock for expenses	12,902	—	—
Expense related to fair value of warrant liability	1,504,237	1,504,237	__
Change in operating assets and operating liabilities:
Other Accounts Receivable	(82)	(82)	—
Prepaid Expenses	(1,443)	(1,443)	—
Accounts payable and accrued expenses	458,927	(75,659)	79,500
Net cash used in operating activities	(635,897)	(205,962)	(50,471)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(8,000)	—	—
Purchase of License	(90,000)	—	—
Website Development Costs	(5,000)	(5,000)	—
Deposit	(3,000)	—	—
Net cash used in investment activities	(106,000)	(5,000)	0
CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	864,538	141,663	30,000
Advances from officers	—	—	7,100
Net cash provided by financing activities	864,538	141,663	37,100

NET INCREASE IN CASH	122,641	(69,299)	(13,371)
Cash at beginning of period	—	191,940	13,558
CASH EQUIVALENTS AT END OF PERIOD	$122,641	$122,641	$187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	18,604	—	—
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Issuance of 116,350,000 common shares for services	12,902	—	—
Receipt of escrow funds reflected as asset and liability	940,000	940,000	—
Cashless exercise of warrants into common stock	1,800	1,800	—
Warrants liability charged to additional paid-in capital	86,163	86,163	—
Dividend expense on induced conversion of warrants	66,750	66,750	—

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited and Restated)

				Deficit
				Accumulated
			Additional	During the
			Paid - in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE AT DECEMBER 23, 2003 (INCEPTION)		$—	$—	$—	$—

Issuance of common stock for license at $.0001	50,000,000	50,000	(45,000)	—	5,000
Issuance of common stock for services and expenses at $.0001 per share	114,500,000	114,500	(103,050)	—	11,450
Issuance of common stock for cash at $.005 per share	95,000	95	380	—	475
Issuance of common stock for cash at $.020 per share- net of issuance costs	27,500,000	27,500	435,500	—	463,000
Issuance of common stock for note receivable - at $.005 per share - paid in June 2004	880,000	880	3,520	—	4,400
Issuance of common stock for payment of debt at $.020 per share	6,200,000	6,200	117,800	—	124,000
Issuance of common stock for expenses at $.00078 per share	1,850,000	1,850	(398)	—	1,452
Net Loss	—	—	—	(741,499)	(741,499)
BALANCE AS OF NOVEMBER 30, 2004	201,025,000	$201,025	$408,752	($741,499)	($131,722)

Issuance of common stock for cash at $.020 per share	1,500,000	1,500	28,500	—	30,000
Issuance of common stock for cash at $0.10 per share, net of issuance costs	2,500000	2,500	222,500	—	225,000

Net Loss	—	—	—	(334,125)	(334,125)
BALANCE AS OF NOVEMBER 30, 2005	205,025,000	$205,025	$659,752	($1,075,624)	($210,847)

Issuance of common stock for cash at $.025 per share	500,000	500	12,000	____	12,500
Issuance of common stock for cash at $.030 per share	900,000	900	26,100	____	27,000

Net Loss	—	—	—	(92,665)	(92,665)
BALANCE AS OF February 28, 2006 (Unaudited)	206,425,000	$206,425	$697,852	($1,168,289)	($264,012)

Issuance of common stock for cash at $.01 per share, net of fees and warrant liability	16,000,000	16,000	__	__	16,000
Cashless exercise of 2,250,000 warrants into common stock net of fees and warrant liability	1,800,000	1,800	(1,800)	—	—
Dividends expensed on induced conversion of warrants - $66,750	—	—	—	—	—
Net Loss	—	—	—	($1,541,983)	($1,541,983)
BALANCE AS OF MAY 31, 2006 (Unaudited)	224,225,000	$224,225	$696,052	($,2,710,272)	($1,789,995)

The accompanying notes are an integral part of these financial statements.

-NANOSENSORS, INC.
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

2.
RESTATEMENT:

The Company’s condensed financial statements for the three and six months ended May 31, 2006 and for the cumulative period from inception (December 23, 2003) to May 31, 2006 have been restated to reflect the correction of the following errors:

The Company had valued the Unit Warrants issued to the selling agents incorrectly and the fair value of all warrants issued to the investors and the selling agents in the private placement (see Note 8) that commenced during this quarter was accounted incorrectly. The Company has now properly valued the fair value of the agent warrants at $1,590,400 resulting in an increase of $300,800. Further, the Company has also corrected the accounting for the fair value of all warrants issued in the private placement. Originally, the Company had recorded the old fair value of the warrant of $1,289,600 as a charge to additional paid-in capital. The Company has now revised the accounting for the value of the warrant of $1,590,400 (as revised) by restricting the charge to additional paid-in capital to the extent of the net proceeds from the issue of common stock of $102,163 less $16,000 being the par value of the common stock issued or $86,163 and the excess amount of $1,504,237 ($1,590,400 less $86,163) has been expensed in the Statement of Operations for the three and six months periods ended May 31, 2006 and for the cumulative period from Inception (December 23, 2003) to May 31, 2006. See note 8 for further details on the accounting of this financing transaction.

In addition, the Company has revised the Statement of Shareholders’ Equity to give effect to the 10:1 stock split (January 5, 2006) retroactive to December 23, 2003 (date of inception). As a result, for activity from date of inception till January 5, 2006, the shares in the “Shares” column has increased ten-fold, the per share issue price has reduced to 10% of original issue price and adjustments have been made to additional paid-in capital, where necessary to retain the par value of the common stock.

The restatement had no impact on earnings per share for the restated periods. The combined impact of the restatement is presented below in a tabular format:

Impact on Condensed Balance Sheet:

Line item description	Amount reported originally	Restated amount	Increase (Decrease)
Liability for warrants issued	1,289,600	1,590,400	300,800
Total Current Liabilities	2,564,527	2,865,327	300,800
Additional paid-in capital	(507,385)	696,052	1,203,437
Deficit accumulated during the development stage	(1,206,035)	(2,710,272)	1,504,237
Total shareholders’ deficit	(1,489,195)	(1,789,995)	300,800

Impact on Condensed Statements of Operations for the three months ended May 31, 2006:

Line item description	Amount reported originally	Restated amount	Increase (Decrease)
Expense related to fair value of warrant liability	0	1,504,237	1,504,237
Loss before income taxes	37,746	1,541,983	1,504,237
Net loss	37,746	1,541,983	1,504,237

Impact on Condensed Statements of Operations for the six months ended May 31, 2006:

Line item description	Amount reported originally	Restated amount	Increase (Decrease)
Expense related to fair value of warrant liability	0	1,504,237	1,504,237
Loss before income taxes	130,411	1,634,648	1,504,237
Net loss	130,411	1,634,648	1,504,237

Impact on Condensed Statements of Operations for the Cumulative Period from Inception (December 23, 2003) to May 31, 2006:

Line item description	Amount reported originally	Restated amount	Increase (Decrease)
Expense related to fair value of warrant liability	0	1,504,237	1,504,237
Loss before income taxes	1,206,035	2,710,272	1,504,237
Net loss	1,206,035	2,710,272	1,504,237

Impact on Condensed Statements of Cash Flows:

The increase in net loss for the six months ended May 31, 2006 and for the Cumulative Period from Inception (December 23, 2003) to May 31, 2006 was restated to amounts as reflected above and this increase was offset by the add-back of non-cash charge for “expense related to fair value of warrant liability”, with no net impact on the cash flows from operating activities.

Impact on Statement of Shareholders’ Equity:

As stated above in this footnote.

In addition, the Company included within Note 3 in its accounting policy for Accounting for Warrants and Freestanding Derivative Financial Instruments.

3.
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

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for all periods, the effect of warrants in the calculation of diluted loss per share is anti-dilutive and has been excluded. Outstanding warrants as of May 31, 2006 and 2005 aggregated 76,375,000 and 58,325,000, respectively. (All earnings per common share calculation reflect the 10:1 stock split made effective as of January 5, 2006).

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

4.
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

5.
RELATED PARTY TRANSACTIONS:

During the year ended November 30, 2005, the President and Chief Executive Officer of the Company made advances to the Company in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. As of May 31, 2006, accounts and advances payable to related parties include consulting fees payable to Dr. Ted Wong and Dr. Mathew Zuckerman in the amounts of $ 93,775   and $32,391 (see Part II Other Information - Item 1. Legal Proceedings), respectively.

6.
GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to May 31, 2006 aggregating $2,710,272   and has a working capital deficit of $1,801,161 as of May 31, 2006. The recurring operating losses are due to the Company being in the development stage and since we have not yet established commercial operations. The Company has no cash flows from revenues and has been spending available cash on research and development activities and administrative costs.

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

8.
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

The company used the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of return of 4.95%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 201%. The warrants issued during the current quarter to investors and the Selling Agent (16,000,000 and 3,000,000, respectively) were initially valued on the date of issue at $1,590,400, which has been recorded as a debit to additional paid in capital for $86,163 being the net proceeds of $102,163 less $16,000 par value of common stock issued, and the excess of $1,504,237 has been expensed in the statement of operations.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will record at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. There was no adjustment required as of May 31, 2006 for Change in Fair Value. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in operating expenses.

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

9.
SUBSEQUENT EVENTS:

Consulting Agreements

Subsequent to the end of current quarter, the Company entered into consulting agreements with five technical consultants. Under the terms of these consulting agreements the Company will pay each individual $1,500 per month and issue each consultant warrants exercisable for 1,000,000 shares of its common stock at a per share exercise price based on the Company’s closing price per share on the date each consulting agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. The Company can terminate these agreements, without cause, by providing two months notice. If the Company terminates these agreements within twenty-four months, then the unvested warrants are cancelled. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising .

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

Restatement

Our condensed financial statements for the three and six months ended May 31, 2006 and for the cumulative period from inception (December 23, 2003) to May 31, 2006 have been restated to reflect the correction of the following errors:

We had valued the Unit Warrants issued to the selling agents incorrectly and the fair value of all warrants issued to the investors and the selling agents in the private placement (see Note 8 to the Condensed Financial Statements) that commenced during this quarter was accounted incorrectly. We have now properly valued the fair value of the agent warrants at $1,590,400, resulting in an increase of $300,800. Further, we have also corrected the accounting for the fair value of all warrants issued in the private placement. Originally, we had recorded the old fair value of the warrant of $1,289,600 as a charge to additional paid-in capital. We have now revised the accounting for the value of the warrant of $1,590,400 (as revised) by restricting the charge to additional paid-in capital to the extent of the net proceeds from the issue of common stock of $102,163, less $16,000 being the par value of the common stock issued or $86,163 and the excess amount of $1,504,237 ($1,590,400 less $86,163) has been expensed in the Statement of Operations for the three and six months periods ended May 31, 2006 and for the cumulative period from Inception (December 23, 2003) to May 31, 2006. See note 8 to the Condensed Financial Statements for further details on the accounting of this financing transaction.

In addition, we have revised the Statement of Shareholders’ Equity to give effect to the 10:1 stock split (January 5, 2006) retroactive to December 23, 2003 (date of inception). As a result, for activity from date of inception till January 5, 2006, the shares in the “Shares” column has increased ten-fold, the per share issue price has reduced to 10% of original issue price and adjustments have been made to additional paid-in capital, where necessary to retain the par value of the common stock.

The restatement had no impact on earnings per share for the restated periods. The combined impact of the restatement is presented in a tabular format in note 2 to the condensed financial statements included in this Quarterly Report on Form 10-QSB/A.

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

Results of Operations for the Three Months Ended May 31, 2006 as Compared to the Three Months Ended May 31, 2005.

For the three months ended May 31, 2006 and May 31, 2005, we did not have sales. We are still in the development stage. Therefore, during the three months ended May 31, 2006, we incurred total costs and expenses of $37,775, whereas for the three months ended May 31, 2005, we recorded total costs and expenses of $13,999. If we include the impact of the reduction in our payable of $63,000 as a result of settlement agreements with three former consultants who were owed $119,500 (see Note 8 to financial statements) the actual costs for the current quarter would have been higher by $63,000. Our increase in total costs and expenses resulted from consulting fees paid to Dr. Ted Wong and one other consultant, along with increase in legal and accounting fees.

Research and development expenses for the three months ended May 31, 2006 and 2005 was zero. No expenses were incurred during the three months ended May 31, 2006 because we had limited funds at our disposal. All research and development costs are expensed as incurred. They are primarily incurred in connection with technology development.

Depreciation and amortization expense for the three month periods ended May 31, 2006 and May 31, 2005 were $817 and $5,150 respectively, and mainly related to the license granted by our former Chief  Scientist (the “Axiom License”) in 2005. There was no amortization expense related to the Axiom license in 2006 as the value of the license was written off during 2005

Other Income and Expense for the three month period ended May 31, 2006 was $(1,504,208), whereas for the three months ended May 31, 2005, we did not record any Other Income and Expense. We recorded $1,504,237 in Other Expense related to the fair value of liability of the warrants we issued to investors and placement agents (See Note 8 to Financial Statements).

Results of Operations for the Six Months Ended May 31, 2006 as Compared to the Six Months Ended May 31, 2005.

For the six months ended May 31, 2006 and May 31, 2005, we did not have sales. We are still in the development stage. Therefore, during the six months ended May 31, 2006, we incurred total costs and expenses of $130,446, whereas for the six months ended May 31, 2005, we recorded total costs and expenses of $140,275. If we include the impact of the reduction in our payable of $63,000 as a result of settlement agreements with three former consultants who were owed $119,500 (see Note 8) the actual costs for the six months ended May 31, 2006 would have been higher by $63,000. The majority of our costs and expenses for the six months ended May 31, 2006, resulted from consulting fees paid to Dr. Ted Wong and one other consultant, along with increase in legal and accounting fees. For the six months ended May 31, 2005 the majority of our expenses were for research and development.

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

Depreciation and amortization expense for both the six month periods ended May 31, 2006 and May 31, 2005 were $1,633 and $10,300 respectively, and mainly related to the Axiom license in 2005. There was no amortization expense related to the Axiom license in 2006 as the value of the license was written off during 2005

Other Income and (Expense) for the six month period ended May 31, 2006 was $(1,504,202), whereas for the six months ended May 31, 2005, was $4. We recorded $1,504,237 in Other Expense related to the fair value of liability of the warrants we issued to investors and placement agents (See Note 8 to Financial Statements).

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

In addition, we raised additional funds on May 26, 2006 through a private placement that commenced on May 11, 2006. These investors were accredited investors and purchased 16,000,000 shares of common stock and received 16,000,000 warrants exercisable immediately at $.04 per share. At the first closing, we received gross proceeds of $160,000 (see Note 8 Significant Event). The net proceeds received by us, after giving effect to commissions and expenses, of $102,163 from this closing are being used for working capital and payment of accrued compensation expenses. As described in greater detail below, subsequent to the end of our fiscal quarter, we held two addition closings in this private placement and issued an additional 65,450,000 shares of common stock and warrants to purchase 65,450,000 shares of common stock to the investors for total gross proceeds of approximately $654,500. Net proceeds received by us subsequent to the quarter ended May 31, 2006, after payment of commissions and expenses, were $537,974. On a cumulative basis to date, in this financing we have issued an aggregate of 81,450,000 shares of common stock and warrants to purchase 81,450,000 shares of common stock to the investors and received total net proceeds of approximately $645,000. (Please see the discussion provided in Item 2 of Part II of this Quarterly Report on Form 10-QSB for additional information regarding this financing.)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We recognized a net loss of $334,125 for Fiscal 2005 and a net loss of $1,541,983 and $1,634,648 for the three and six month period ended May 31, 2006. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2005 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in 2006 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2005 Financial Statements.

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

We had a working capital deficit of $218,647 at November 30, 2005 and $1,801,161 at May 31, 2006. We have funded our business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

Including the funds raised at the first closing of our recent private placement, we believe that we will meet working capital requirements with the cash on hand as of May 31, 2006 for only the next six months without any revenues and/or the release of the proceeds ($915,000) currently held in escrow in connection with our most recent private placement (see Note 8. Significant Event). We will take appropriate actions and reduce our product and technology development to match available funds. We will need to raise additional funds from debt or equity funding sources in order to produce other products currently in development. Furthermore, we also intend to seek financing from U.S. government agencies, such as Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from us for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

We expect that our operating and administrative expenses will increase, primarily in travel, salary and fees paid to outside consultants and professional service firms. The increased travel will be required as we increase our efforts to develop marketable products. In addition, besides our office lease (see Note 7. Commitments and Contingencies) we do not have any significant commitments for capital expenditures. In view of our early stage of development, there is no assurance that we will perform in accordance with our plan of operation, or that we will continue as a going concern or that we will ultimately achieve profitable operations.

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

Upon learning of the accounting error disclosed in the 8-K filed on October 18, 2006 (the “October 8-K”), management reviewed the adequacy of NanoSensors’ disclosure controls and procedures as of the end of the period covered by this report. As prescribed by SEC Releases 33-8124 and 33-8328, management discussed the adequacy of the disclosure controls and procedures with its Board of Directors, which serves the function of NanoSensors’ audit committee. Management also reviewed the adequacy of the disclosure controls and procedures, in light of the error, with NanoSensors’ independent auditors. In all cases, the discussion included consideration as to whether the error indicated any requirement to amend or supplement NanoSensors’ controls and procedures. The result of these discussions was a determination that the error reported in the October 8-K reflected a misapplication of generally accepted accounting principles, and did not indicate that NanoSensors’ disclosure controls and procedures were not effective at the reasonable assurance level, as management had concluded in connection with the NanoSensors’ initial filing of its Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 2006.

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

Warrant Issuances

Subsequent to the quarter end, we entered into consulting agreements with five technical consultants and issued each of them warrants that are exercisable for 1,000,000 shares of our common stock at a per share exercise price based on our closing price per share on the date each agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. If we terminate, or the consultant terminates, the consulting agreement within twenty-four months, then the unvested warrants are cancelled. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising .

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

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference.
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

4.1	Form of Investor Warrant issued in connection with the sale of the Units in Private Placement	8-K	6/28/06	4.1

4.2	Form of Agent Warrant issued in connection with the sale of the Units in Private Placement	8-K	6/28/06	4.2

10.1	Form of Securities Purchase Agreement between NanoSensors, Inc. and Investors	8-K	6/28/06	10.1

10.2	Form of Registration Rights Agreement between NanoSensors, Inc. and Investors	8-K	6/28/06	10.2

10.3	Amendment to Lease dated June 1, 2006	10-QSB	7/17/06	10.1

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this November 22, 2006.

NANOSENSORS, INC.

By:	/s/ Ted Wong
Name: Title:	Ted Wong President, Chief Executive Officer and Chief Financial Officer