Form 10KSB
period 2006-11-30
NANOSENSORS INC
filed 2007-02-27
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 000-51007

NANOSENSORS, INC.
(Name of small business issuer as specified in its charter)

NEVADA	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 WYATT DRIVE, SUITE #2 SANTA CLARA, CA	95054
(Address of principal executive offices)	(Zip Code)

ISSUER’S TELEPHONE NUMBER: (408) 855-0051

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The revenues of the Registrant for the most recent fiscal year were: $ 0

The aggregate market value of the 381,706,698 shares of voting and non-voting common equity held by non-affiliates of the Registrant as of February 21, 2007, was $2,977,312 based on the closing price on such date of $0.0078 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 13, 2007, there were outstanding 406,726,698 shares of Common Stock, $0.001 par value.

Transitional Small Business Disclosure format (check one)  Yes ☐  No ☒

NANOSENSORS, INC.

Signatures

Unless the context requires otherwise, references in this Annual Report to “NanoSensors”, the “Company”, “we”, “our” and “us” refer to NanoSensors, Inc.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors on which such statements are based are:

•	assumptions concerning uncertainties associated with product development;

•	the risk that we will not obtain approval to market our products;

•	the risk that our products will not gain market acceptance;

•	our ability to obtain additional financing;

•	our ability to attract and retain key employees;

•	our ability to protect intellectual property; and

•	our ability to adapt to economic, political and regulatory conditions affecting our industry.

PART I.

Item 1. Description of Business

Introduction

NanoSensors is a Nevada corporation incorporated on December 23, 2003. Our principal business is the development, manufacture and marketing of sensors and instruments, along with the management of intellectual property derived therefrom that will enable us to create nanoscale devices. Our sensors are designed to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as “BCX”) agents in a number of settings, including areas that are a risk in the post 9/11-era. The word “targeted” means it is the material of interest that one of our products is designed to measure.

We are named NanoSensors because our technology operates in the nanoscale (the measurement of matter where a nano meter is the millionth part of a millimeter) of ten to the minus ninth meters and is sensitive to the presence of nano-scale size molecules of BCX agents using nano-scale surface structures to detect the presence of these molecules at nano concentrations (one part of the agent in a billion parts of air). One hundred nanometers (one hundred billionth of a meter) is one thousand times the diameter of a human hair. An atom is one tenth of a nanometer. In the nanoscale, the geometry is more important than the elemental composition. We choose elements and structures in the nanoscale to produce sensors that are, we believe, more sensitive and more specific to the presence of BCX agents than previous generations of sensors. The incredible small size of the sensors, also called Quantum Dots because their behavior is explained, in part, by quantum physics, have the benefits of low cost with thousands yielded from a single silicon wafer and extremely low power. Our technology is nanoscale in size and explicable in part by quantum physics, which explains the interaction between molecular and sub atomic particles.

Background

We were formed because our founders identified a need for sensors to be used on wireless sensor networks. For instance, significant amounts of venture money have been spent to develop wireless sensor networks in the last fifteen years for monitoring oil pipelines and for industrial process controls. After 9/11 an obvious application of such wireless sensor networks would be for Homeland Security initiatives. While wireless networks have been developed, the sensors to go into the wireless networks have not been developed. We identified the opportunity to make sensors available for detection of biological, chemical and explosive agents. These sensors are highly sensitive, small size, use low power consumption and operate remotely. Our goal is to develop sensors as silicon substrate to for security and safety applications with an architecture designed like the cellular phone network in order to help secure a particular geographic location.

Due to our historical needs for operating capital, and the fact that we were without available cash during most of our 2005 fiscal year, we have been unable to sustain operations and carry-out research and development activities. However, we raised $250,000 in November, 2005 in a bridge financing and completed a private financing of approximately $1,730,000 in June 2006 and since then have been able to continue operations, including research and development activities due to these capital infusions.

Recent Development Activities

Our recent development initiatives have been focused around the design and testing of both carbon nanotube devices for the purpose of developing field-effect transistors (“FET”) to detect an array of specific targeted agents and nanoporous silicon-based biosensors to detect selected bacteria, including e-coli. The first testing for our proposed FETs will be done for targeted bacteria, salmonella and e-coli, to determine detection sensitivity and functionalization parameters.

During fiscal 2006, we started on the development of nanoporous silicon as a platform for building sensors to provide higher sensitivity for detecting targeted molecules as this technology offers a highly favorable surface area to volume ratio. Through our research activities in this field, we learned that extensive research is being conducted on nanoporous silicon based biosensors at the university level. Subsequently, our management negotiated a technology license from Michigan State University in order to develop a biosensor product based on the results obtained from this research. As described in greater detail below, in August 2006, we entered into a technology license agreement with this university and the professor directing this research has joined our Technical Advisory Board. Our management believes that the strategy of licensing technology is a much more effective use of our resources than for the company to continue internal development efforts towards a nanoporous silicon based biosensor.

We conducted preliminary laboratory tests on carbon nanotube platforms in fiscal 2006 to detect selected targeted bacterium in order to determine the preliminary feasibility of devoting further resources to this technology. Based on the favorable preliminary results of such testing, we determined to acquire additional rights for this technology and to subject it to the additional testing described above. Management was introduced to researchers in Korea developing advanced methods for producing carbon nanotube devices with the same consistency and the methods for enhancing the sensitivity of such devices for detection of targeted molecules. In September 2006, we entered into a license agreement with Pohang University of Science and Technology in Korea in order to obtain rights to use this technology to enhance the sensitivity of our proposed sensors. Two professors who direct these research efforts at this university have also joined our Technical Advisory Board.

Proposed Products

Present detection sensors and instruments that are being used today by the government, military and private sector provide low sensitivity, take up too much space, have a high cost and require a high level of supervision. We intend to employ a range of sensor technologies, first in individual sensors and then in arrays of sensors that will measure multiple agents. Although our current development efforts are focused on sensors to detect certain biological agents, we expect to be able to design sensors to detect explosive and chemical agents in the future.

Management believes, based on its knowledge of the industry, that because we possess proprietary sensor technology it anticipates that we will be able to obtain a market share for certain of our proposed products. This belief is also based on the fact we are developing three different types of sensors: metal-oxide, porous silicon and carbon nano-tubes, which will diversify the types of sensors upon which our business will depend. The sensors will measure the quality and the presence of biological, chemical and explosive agents on a selective basis and convert such presence into an electrical signal that is measurable by instrumentation. The signal received by the instrumentation is in proportion to the concentration of the agent. We plan to progress in the development of the sensors to have an array of elements that will be programmed so that the responses can be visualized by interpretive electronics to sense the presence of biological, chemical and explosive molecules. Each sensor’s proprietary and novel structure will be specific to the targeted molecule to be detected.

Our technology enhances the physical, mechanical, electrical, or chemical properties of targeted materials through synthesis of surface interfaces. Our technology allows the interface of dissimilar materials within the internal structure. The interface structures utilize the combined properties of individual layers to provide overall functional qualities. By employing surface chemistry, these interface structures can be used to achieve substantial improvements in both performance and function of sensors.

Nanoporous Silicon-based Sensors to Detect Bacteria (Biosensor Devices)

E.coli and Salmonella

The nanoporous silicon-based biosensor technology covered by our license agreement with Michigan State University is to detect selected bacteria, salmonella and e-coli. This license also provides us with the first right of refusal for other bacteria which may be developed. We initiated the design and engineering of our first biosensor product for the bacteria e-coli promptly after the license agreement was executed.

The proposed product is expected to consist of two core functional parts. First, the product design incorporates a disposable housing unit in which the actual sensor device would be mounted on a secured and sealed platform and a separate, external data acquisition unit. The sensor housing unit has been designed to incorporate the necessary electrical leads to transmit the signal from the sensor to the external data acquisition unit. The sensor housing unit contains the test strips that will detect the targeted bacterium. The data acquisition unit has been designed to accept the output signal from the disposable housing unit, convert the signal to the appropriate format and to display the results. The data acquisition unit can be either a desktop computer or a portable PDA-sized unit for increased mobility. The prototype of the first biosensor product has been built and tested. The design has been corrected after certain minor flaws were uncovered during the tests. We have finalized the design of the first prototype and limited quantities of the disposable unit and data acquisition unit have been produced by a third-party manufacturer. We expect to begin third-party field testing of our biosensor prototype to detect e-coli within the first two quarters of 2007. See discussion under “Technology” below for information regarding our recent technology licenses.

We expect that our next nanoporous silicon-based biosensor product will be to detect the bacteria, salmonella. We do not anticipate major changes on the physical designs for the housing unit or the data acquisition unit used to detect e-coli in order to make it adaptable for salmonella. The changes will primarily reside in functionalizing the nanoporous silicon for salmonella rather than e-coli.

Other Bacteria.

Our research plan will be directed toward developing biosensors for other bacteria. As previously mentioned, our license provides us with a first right of refusal for using the licensed technology for the detections of other bacteria. The research effort will be conducted by our licensor with funding support provided by the company and will focus on determining the host molecule which will interact with the selected targeted bacteria and developing the method for attaching such host molecules to the nanoporous silicon. As described below, we are undertaking a marketing assessment to identify the family of bacteria which has the highest commercial value. We will prioritize our research efforts for developing sensors which will enable detection of such agents.

Porous Silicon Electronic Addressed Arrays

Our research indicates that sensors based on porous silicon will offer enhanced sensitivity, reduced power demands and lower cost. Porous silicon based sensors could be integrated into electronic equipment and used to build sensing arrays, because they are based on silicon wafers, manufactured using integrated circuit production techniques and operate at room temperature using low voltages. These sensing arrays are analogous to the manner in which cellular phone networks and their towers are set up, except that our sensing arrays will be designed to protect certain defined geographical areas.

We recently announced that we will commence an evaluation to determine the optimal practical physical characteristics of porous silicon for our next generation of sensors. We have constructed an apparatus for the electrochemical silicon etching process which will be used to produce porous silicon. The initial evaluation of the process will be conducted with 4-inch silicon wafers to optimize porosity.

The porous silicon based sensors will be fabricated from porous silicon chemically altered to bind only to a specific BCX agent and embedded between measurement electrodes. Arrays will be fabricated from individual porous silicon fibers coated for BCX agent specificity and electrically connected to processing devices to determine the presence and identity of agents. Porous silicon exhibits a large change in electrical conductivity on exposure to trace amounts of the vapor characteristic of BCX materials due to the large surface area per volume ratio. Sensitivity to parts per billion or less concentration is anticipated allowing stand-off detection of an explosive.

Carbon Nanotube Sensors

Our studies have found that carbon nanotube technology is promising for chemical and biological detection. The carbon nano-tube sensors can be built to facilitate distributed, or wireless, gas sensing networks, leading to more efficient multi-point measurements, or greater convenience and flexibility in performing measurements. In addition, carbon nanotube chemical and biological sensors would be suitable for sensing different species of interest. Such sensors could be configured in the form of an array to comprehensively and cost-effectively monitor multiple species. As mentioned previously, the FETs are basically sensors on silicon chip configuration in which the carbon nanotubes are connected between two junctions on a silicon substrate. These types of sensors are functionalized by placing a minute drop of host molecule close to the carbon nanotubes to interact with the target agent, including bacertium. Once the targeted agent interacts with the host molecule, the electrical signal of the sensor is altered.

We have initiated a test program to characterize carbon nanotube FETs to detect targeted agents. The characterization program will be conducted by the licensor of our nanoporous silicon-based sensors. We believe that the use carbon nanotube FETs offers several advantages, including higher sensitivity for detection and a shorter development cycle for sensor development.

Management believes that due to these qualities, sensors based on carbon nanotubes can also improve the detection of vapors from explosives. We believe that devices can be developed where sensors are arranged in arrays that can be tuned to respond to the presence of specific explosives and biological and chemical agents. Each nanotube would be anchored to a metalized silicon substrate at one end of the tube and chemically enhanced to bind only to a specific molecule at the other end. The tube experiences a lowering of the frequency when extra mass is attached to the functional end of the tube. The presence of a mass of an absorbed agent, such as Anthrax, on the free end of the nanotube will produce a measurable frequency shift. The selective binding of agents to the chemically enhanced nanotubes will allow the array to sense the presence of different BCX agents.

Other Sensor Products

We intend to expand from sensing biological agents to developing devices that detect the presence of specific BCX agents, such as dynamite and plastic bound explosives. Further, other biological agents of interest are anthrax and ricin, and the chemical agents Sarin gas and Dioxin. In addition, we expect to undertake additional research and development activities to develop sensors in arrays to detect multiple agents. Sensors will be coupled to instruments for electrical and frequency measurement to monitor type and quantity of agents present. Our line of instruments is expected to expand from hand-held battery powered to perimeter line powered and then to line and battery powered wireless motes. The potential products described below are each in an early stage of development and extensive research and testing would need to occur before we could expect to attempt to introduce these products to the marketplace.

M10 Sensor

Prior to our cash shortfall in 2005, we had undertaken development activities for a portable device (hand-held wand) that can be used to screen people for explosives as they enter into public facilities. We referred to this device as the Model 10. We designed, engineered and built prototypes of a simple portable device by integrating several technologies including those of our co-founder. Prototypes of this device were extensively tested under simulated conditions to determine its characteristics and performance. However, the results show the device to have limitations on detection sensitivity and selectivity which would require additional development effort to remedy. In light of our limited cash resources, we decided to focus our efforts on the biosensor devices, discussed above.

Business Opportunity

Devices created on the nanoscale have the potential to significantly refine existing applications across diverse industries, such as computing, materials and manufacturing, electronics, food safety and national security.

We believe that the demand for sensors will be one of the fastest growing industries in the world over the next few years. We expect that billions of dollars of governmental (the Department of Homeland Security and Foreign Governments) and private sector expenditures will increase demand for security products and services.

Detection of E.coli in Food

As described in greater detail above, we have focused our recent product development efforts on developing and commercializing a biosensor device to detect e.coli. Management believes that the market potential for commercializing a device to provide early detection for this bacterial hazard warrants its focus in this direction.

According to the Center for Disease Control (CDC), e.coli is a general term that includes many strains of the bacteria. In fact, there are more than 170 strains of e.coli (called “serogroups”); although most strains are harmless, e.coli (particularly the strain called e. coli O157:H7) produces a powerful toxin that can cause severe illness, qualifying it as a pathogen. It is commonly found in the intestines of healthy cattle, deer, goats, and sheep.

The United States experienced two major e.coli outbreaks in 2006: one involving tainted produce served at Taco Bell restaurants, the other involving washed-and-bagged spinach from Natural Selection Foods which collectively caused deaths and hundreds of illnesses across 19 states.

Private corporations have significant financial, legal, and public relations interests in preventing e.coli outbreaks in their establishments. The top 60 restaurant chains have more than 130,000 locations. The “Big Five” - McDonalds, Subway, KFC, Burger King, and Pizza Hut account for 92,000 of these locations.

According to the CDC, 85% of e.coli infections are food borne in origin, and states with the highest incident rates of food-borne disease outbreaks were: Florida (224), California (208) Illinois (91), Maryland (63, Michagan (60), and Ohio (104). In addition, the CDC estimates that for every laboratory-confirmed infection, another 4-8 symptomatic cases are likely missed by current surveillance systems meaning the true economic costs of e.coli infections alone could be as high as $3.24 billion. The United States Department of Agriculture estimated the minimum annual cost of e.coli illnesses in 2005 to be $430 million, including $392 million for premature death, $33 million for medical care, and $5 million in lost productivity.

Acquisition Strategy

In an effort to evolve from the development stage, and to take advantage of opportunities that we believe are present in the nanotechnology and homeland security segments, we are interested in acquiring and commercializing technology solutions in sectors that include: computing, materials and manufacturing, electronics and national security.

NanoSensors has recently been in talks with several different companies, universities and patent holders with regard to possible intellectual property acquisition and commercialization transactions. Over the next twelve months it is the Company’s goal to close one or two intellectual property acquisitions and/or commercialization transactions and continue the development of its first sensor. We expect that our recently established Technical Advisory Board will assist us in this process.

We have three strategic components to our asset acquisition strategy:

•	IP Acquisition (Post-Revenue): Acquire non-core intellectual property and tangible assets from corporations that will be income and balance sheet accretive.

•
IP Commercialization (Pre-Revenue): Acquire intellectual property assets, patents, licenses, and source code for solutions that are still in development, but that are less than twelve months away from generating revenue.

•
University & Government R&D: Identify patented or patent-pending technologies at universities or government labs and fund additional development of those technologies in exchange for exclusive rights to commercialize the resulting prototypes. Leveraging the resources and infrastructure of these institutions will provide us with a highly cost-effective development pipeline.

General Business Developments during Fiscal 2006

Forward Stock Split

On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to our Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of common stock and to authorize 20 million shares of serial preferred stock, $.001 par value, and (ii) our decision to effect a 10 for 1 forward stock split in which we would issue ten shares of common stock (consisting of 9 additional shares) for every one share of common stock outstanding as of January 12, 2006. We effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006. Upon the effectiveness of the forward split, the number of shares of common stock deemed to be issued and outstanding on the effective date increased from 20,642,500 to 206,425,000. Unless otherwise noted, the share and per share data in this Annual Report, including the historical financial statements, give retroactive effect to the 10 for 1 forward split.

June 2006 Financing

In June 2006, we completed a private placement of units of our securities and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. As of November 30, 2006, we issued an aggregate of 101,450,000 shares of common stock and warrants to purchase 101,450,000 shares of common stock to the investors and as of such date, the aggregate offering proceeds released to us was $1,014,500, and the net proceeds to us, after payment of expenses and commissions, was approximately $845,000. Subsequently, we satisfied certain post-closing covenants and on December 27, 2006, we received additional gross proceeds of $715,000 from escrow. Accordingly, we issued the investors an aggregate of 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock. After payment of commissions of $71,500 and expenses associated with this closing, we received net proceeds of approximately $613,500. In this financing, we paid our selling agents total commissions of $172,950 and issued them an aggregate of 34,590,000 unit purchase warrants.

New Director/Director Compensation Policy

On July 10, 2006, our board of directors appointed Robert Baron as a non-executive member of our board of directors. Mr. Baron’s biography appears below, under the caption “Directors and Executive Officers.” As described in greater detail in that section of this Annual Report, our board also adopted a director compensation policy during the fiscal quarter ended July 31, 2006. Pursuant to that policy, we will pay non-executive members of our board an annual retainer of $18,000, pro rata based on their service during such year, and grant them options to purchase shares of common stock upon joining our board of directors and on an annual basis thereafter. The equity component of this compensation policy became effective with the approval by our stockholders of our 2006 Equity Incentive Plan on December 13, 2006.

Technical Advisory Board

On July 12, 2006, we announced that we established a Technical Advisory Board consisting of five experts in the nanotechnology industry. We formed the advisory board to assist us in identifying patented or patent-pending technologies at universities and government laboratories. Each of the advisory board members also entered into separate two-year consulting agreements with us pursuant to which we will pay each of these individuals a monthly retainer of $1,500 and grant them warrants to purchase 1,000,000 shares of our common stock.

Class A Warrant Offer

In our Report of Form 8-K filed on May 9, 2006, we stated our intention to reduce the exercise price on all of our outstanding Class A Warrants. In June 2006, we sent a notice to all holders of our outstanding Class A Warrants notifying them that we have reduced the exercise price on all of our Class A Warrants, of which there were 26,600,000 outstanding, to $0.01 for a period of 30 days. On or around September 7, 2006, we sent a second notice to all holders of our remaining outstanding Class A Warrants advising them that we agreed to extend the period of time during which the exercise price of the Class A Warrants will be reduced. At that time, there were 12,950,000 Class A Warrants outstanding. As of the date hereof, all of the remaining Class A Warrants were exercised on a cashless basis at the reduced exercise price of $0.01 and we issued an aggregate of 10,281,053 shares of common stock to such holders.

New Chief Operating Officer and New Employment Agreements with Executive Officers

In August 2006, we entered into employment agreements with our Chief Executive Officer and President, Ted Wong, and our new Chief Operating Officer, Joshua Moser, in August 2006. The compensation, severance and other terms of these employment agreements are described in detail under the sub-heading “Employment Severance and Change in Control Agreements” in the “Executive Compensation” section of this Annual Report.

Technology Licenses

We have recently entered into technology license agreements with Michigan State University and Pohang University of Science and Technology in order to acquire rights to technology that we expect to deploy in commercial sensor devices based on nanoporous silicon and carbon nanotube platforms. We are currently engaged in product design and testing activities concerning these recently licensed technologies. Pursuant to these license agreements, we agreed to pay each of the licensors an up-front cash fee of $20,000 and will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies. In addition, commencing in 2008, we will be obligated to pay each of the licensors an annual minimum payment of $10,000, which obligation increases during the term of the agreement up to a maximum of $30,000, which payment may be offset by the earned royalties. These agreements are discussed in greater detail under the sub-heading “Technology” in the “Business” section of this Annual Report.

Subsequent Events

Stockholders’ Meeting

On December 13, 2006, we held our Annual Meeting of Stockholders, at which our stockholders considered and approved the following proposals: (1) the election of Ted L. Wong and Robert Baron as directors; (2) the approval of the amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 950,000,000 shares; and (3) the adoption of our 2006 Equity Incentive Plan. For detail regarding the voting on these proposals, see Item 4 of Part I of this Annual Report.

Letter of Intent for Acquisition of Assets of DKL International, Inc.

As of January 31, 2007 we entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL International is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets. The Letter of Intent provides that we will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of the DKL. In connection with the execution of the Letter of Intent, we provided DKL with an initial bridge loan of $40,000, which it will use for working capital and to pay for its acquisition costs pending the closing. Although we may provide DKL with additional operating funds pursuant to the bridge loan, we have no further obligation unless the parties execute the definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be extinguished. The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

Technology

Axiom License

On December 11, 2003, we purchased a license from Axiom Corporation and Dr. Matthew Zuckerman on a worldwide, perpetual, royalty-free, exclusive basis for all commercial markets for the use of, and further development of, technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 50,000,000 shares of common stock, with an aggregate value of $5,000 (as of the date of issuance), and a consulting agreement, which provided for a monthly fee of $15,000 to be paid for the development of sensors. In April 30, 2004, the consulting fee was reduced to $102,000 annually. During the term of the consulting agreement all inventions, discoveries, concepts and ideas, whether patentable or not, which result from or relate to our business for the detection of BCX agents will be assigned to NanoSensors. The license has been fully paid. The consulting agreement was terminated as of March 1, 2005. As described in greater detail in our financial statements and in the Management’s Discussion and Analysis section of this Annual Report, we have written off the carrying cost of the license as of November 30, 2005.

Michigan State University License

We entered into a technology license agreement with Michigan State University effective as of August 21, 2006. Pursuant to this license agreement, we were granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of use of detecting certain selected bacteria. The licensed technology and rights are for a nanoporous silicon-based electrochemical DNA biosensor platform that we intend to deploy in biosensor devices. We also obtained the right to expand the scope of the licensed rights to utilize the licensed technology for additional fields of use. This license agreement has a term of 15 years or the duration of the patent rights licensed, whichever is longer. In consideration of the licenses granted, we agreed to pay the licensor an up-front cash license fee and will pay royalties based on a percentage of the adjusted gross sales derived from commercial applications of the licensed technologies. Commencing in 2008 and for the duration of the term of the agreement, we will be obligated to pay the licensor an annual minimum fee, which fee may be offset by the earned royalties. The licensor has the right to terminate the license agreement or render the license non-exclusive after three years from the effective date if we have not commenced the commercialization of the licensed technology or are not demonstrably engaged in a research, development, manufacturing, marketing or sublicensing program directed toward such end. The licensor may also exercise such rights in the event we do not cure a material default under the license agreement.

Pohang University License

We entered into a technology license agreement with Pohang University of Science and Technology effective as of September 11, 2006. Pursuant to this license agreement, we were granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of use of detecting targeted agents for Homeland Security and Environmental Protection Agency applications. The licensed technology and rights relate to the development of carbon nanotube sensor platforms that we intend to deploy in sensor devices. The license agreement has a term of 15 years or the duration of the patent rights licensed, whichever is longer. In consideration of the licenses granted, we agreed to pay the licensor an up-front cash license fee and will pay royalties based on a percentage of the adjusted gross sales derived from commercial applications of the licensed technologies. Commencing in 2008 and for the duration of the term of the agreement, we will be obligated to pay the licensor an annual minimum fee, which fee may be offset by the earned royalties. The licensor has the right to terminate the license agreement or render the license non-exclusive after three years from the effective date if we have not commenced the commercialization of the licensed technology or are not demonstrably engaged in a research, development, manufacturing, marketing or sublicensing program directed toward such end. The licensor may also exercise such rights in the event we do not cure a material default under the license agreement.

Intellectual Property

We seek to aggressively identify technology as our proprietary technology by seeking to obtain patents and manage intellectual property rights through nondisclosure and contracts with customers and vendors and “employment to invent” contracts with employees and advisors. Under California Law, “employment to invent” refers to the right an employer has to any invention an employee makes while employed under a written employment agreement containing a paragraph covering the subject of inventions which belong to the employer.

We have not applied for any patents and no patents have been granted to us. However, we have completed patent disclosures which are written documents that disclose the inventions in sufficient detail that technical persons can read and understand the invention and we will be able to have patent counsel search the prior art of patent literature to determine whether the invention is unique under the definition of patent law. This had been done to protect the priority date, as to when the invention is made. It is defined by the latter of the date that the inventor has signed the disclosure document or the date that the witness has signed the documents as “read and understood”.

Although due to our historic lack of operating capital we have not engaged patent counsel, we intend to retain patent counsel to determine if the disclosures, once filed, will likely issue as patents. We expect to prepare an omnibus patent application covering our technology. Management will respond to any requests by the U.S. Patent and Trademark Office to divide such omnibus patent application into more than one patent. We believe that our patent strategy will help us compete in and target markets. However, any patents which may be issued, as well as trade secret protection may not be strong enough to cover our competitors’ products and may be subject to invalidation claims. In addition, technological developments in nano-technology could reduce the value of our intellectual property and may occur unexpectedly.

We face the risk that any patents issued to us in the future may be challenged or circumvented or may otherwise not provide protection for any commercially viable products that we develop. We also note that United States patents and patent applications may be subject to interference proceedings and/or reexamination proceedings in the United States Patent and Trademark Office (and foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office), which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the very patent rights sought by us, which in turn could affect our ability to market a potential product to which that patent filing was directed. In the event that we seek to enforce any of our owned or exclusively licensed patents against an infringing party, it is likely that the party defending the claim will seek to invalidate the patents we assert, which, if successful, would result in the entire loss of our patent (or of our licensed patent), or the relevant portion of our patent (or of our licensed patent) and not just with respect to that particular infringer. Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

In addition, our ability to assert our patents against a potential infringer, depends on our ability to detect the infringement in the first instance. Many countries, including certain European countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties in some circumstances (for example, when the patent owner has failed to commercialize or “work” the invention in that country, or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection.

Our success will also depend in part upon our not infringing patents issued to others. If our products are found to infringe the patents of others, our development, manufacture and sale of such potential products could be severely restricted or prohibited and substantial liability could be incurred.

Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, if a patent infringement suit were brought against us or our future strategic partners or licensees, if any, we or they may be forced to stop or delay developing, manufacturing or selling potential products that are alleged to infringe a third party’s intellectual property unless that party grants us or our strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we or our strategic partners or licensees were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some or all of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Competition

The markets for our products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by our competitors, changing technical needs of customers, and frequent introductions of new features.

We compete with Fortune 1000 and privately-held corporations, along with university research departments. Our competitors in the food safety industry are Cepheid, Inc., eMerge Interactive, Inc. and Food Technology Service, Inc. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. Some of our present and potential competitors may have substantially greater financial, marketing, and research resources. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities.

It should be noted, however, that there are no independent studies to confirm the capabilities of our technologies or our proposed products, nor are there any studies that present positive or negative results at this time. We operate in an industry characterized by intense competition and rapid technological change. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our technologies, products or potential products obsolete or non-competitive.

There are many laboratory instruments and procedures for measurement of BCX agents. However, there are no field equivalent instruments with the exception of a single field instrument for measurement of explosive agents. The only competitive instrument that has been identified is the Ionscan for explosives, which is manufactured by Barringer Instrument. It was developed for measuring explosive materials in soil and water samples taken from toxic waste sites that are in the environmental process of remediation. The instrument has been placed into service for airport and other Homeland Security, government and military venues. In these applications Teflon-cloth is used to wipe the exterior of computers and briefcases to pick up residuals of explosives and place samples into the instrument. The instrument uses a technology called ion mobility spectrometry that is similar to mass spectrometry an optical device for measuring wavelength). The materials on the cloth are subject to thermal desorption and the resulting ion spectrum is compared to standards to identify the explosive agents.

We believe that our proposed products will have a significantly greater sensitivity and a lower purchase price than our competitors’ products, based on our current product designs. Additionally, our product design minimizes the number of consumables, limiting them to programmed maintenance and the replacement of the sensor. We believe that our products will also have the added advantages of true portability, battery operation, small size and light weight. Management believes these features will combine to make these instruments suitable competition to the instruments now in service at airports and other public, government and military venues.

Marketing Plan

NanoSensors will market its proposed products to various markets based on a marketing assessment being prepared by a third-party consulting group. It intends to use a variety of marketing vehicles subject to the availability of funds. This includes trade events targeted to its customer base; speaking engagements at national meetings; marketing materials to be used in direct mailings to specified targeted clients; target advertising; continued development of our website to be more interactive, to demonstrate our proprietary technologies, and links to company publications, partners, and industry-related sites will be provided; and public relations to help management capitalize on and distribute to the appropriate audiences the newest information and developments about NanoSensors.

We also plan to sell sensors through a combination of manufacturers’ representatives, distributors and a small direct sales force. We will not have a large direct sales force because, we believe that the markets we sell into are based on personal relationships and dominated by independent sales representatives and distributors. Our sales force will be mainly focused on assisting independent sales representatives and distributors in the sales process.

In Fiscal 2006, we engaged Accrescent Research, Inc., a market research firm to undertake an assessment of our proposed biosensor product that detects e-coli in food and water. The financial terms of this engagement are described in Note 8 to Financial Statements accompanying this Annual Report.

Raw Materials, Suppliers and Manufacturers

We intend to subcontract the production of our proposed products. The work is expected to be performed under purchase orders and we have not entered into any contracts with any suppliers and manufacturers. Accordingly, we will be substantially dependent on the ability of third party manufacturers to meet performance and quality specifications.

Our proposed products use a broad range of hazardous chemicals and materials that include heavy metal and their oxides used in the metal oxide sensors, such as lead and oxides of lead in the sensor for the detection of explosive materials. However, we do not expect to handle or purchase these raw materials, which will be purchased by our subcontractors. We will take commercially reasonable measures to ensure that our subcontractors maintain commercial relationships with multiple suppliers of each raw material needed for our products. We believe that this requirement will insulate us from supply interruptions and production delays. The failure or delays by our manufacturers and their suppliers to provide necessary raw materials and components would adversely affect our ability to obtain and purchase products on a timely and competitive basis.

Government Regulation

We are not aware of any government approvals required at the time for our proposed products. We intend to market our products to government and quasi-governmental organizations, although we have not yet started the marketing process, as our products have not yet been completed. At the time we sell to any such agencies, they will establish the criteria for approval with which we will need to comply.

We conduct research and development activities which are not subject to compliance with environmental laws. Our manufacturers are subject to regulations administered by the U.S. Environmental Protection Agency (“EPA”), the Occupational Safety and Health Administration (“OSHA”), various state agencies and country and local authorities acting in cooperation with Federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use of release of certain hazardous chemicals and substances. The extensive regulatory framework imposes significant compliance burdens and risks on our proposed products. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

In view of the foregoing, we do not expect to increase any direct costs of complying with environmental laws, although such costs are factored into the price we pay to our manufacturers.

Research and Development

For the period from December 1, 2005 to November 30, 2006 (“Fiscal 2006”), we incurred $77,509 of research and development expenses, as compared with $17,210 in the prior fiscal year ended November 30, 2005 (“Fiscal 2005”). After we completed our Private Placement in June 2006, we entered into two technology license agreements, established a Technology Advisory Board, hired a consultant, and started work on developing a nanoporous silicon-based biosensor to detect e-coli. During Fiscal 2005 we were without funds and thus had limited research and development expenditures. During Fiscal 2004, these expenses were incurred in connection with the development of our initial proposed product and technologies. Prior to the latter part of Fiscal 2006, most of our research and development expenses had been to further develop our technologies as compared to product development. The majority of this technology development activity has been for sensor technology development, including development efforts for porous silicon and carbon nanotubes. Starting in the third quarter of Fiscal 2006, we have increased our focus on product development and in particular in developing sensors using porous silicon and carbon nanotubes. In fiscal 2007, we expect to focus on finalizing our silicon-based biosensor to detect e.coli, and to a lesser extent develop sensors to detect explosive agents.

We intend to utilize the combined experiences and expertise of our Technical Advisory Board to assist us in improving our research and development plans towards the development of the next generation of sensor products and to advance key nanotechnologies for its future products. We believe that ongoing research and development activities will be an important component of our success due to the level of competition we face and the rate of obsolescence of the technologies incorporated into sensor devices. We will need to effectively respond to these commercial pressures, including by introducing new product features, in order to successfully compete in this market.

Insurance

We may be exposed to potential significant product liability claims. We intend to maintain a general liability insurance policy. We intend to generally warrant our products to be free from defect in materials, workmanship and manufacturing processes for a specified period. There can be no assurance that we will be able to obtain acceptable levels of insurance coverage on commercially reasonable terms, which could limit our ability to market our proposed products. We are required to carry certain amount of insurance based on our obligations stated in the technology licenses.

Seasonality

We do not believe that our future operations will be influenced by seasonal changes.

Employees

NanoSensors, as of November 30, 2006, had two employees, Dr. Ted Wong, Chairman & Chief Executive Officer and Joshua Moser, Vice President & Chief Operating Officer, and two consultants. The Company plans to hire two additional consultants in 2007. See Item 9. “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

General

We are a Nevada corporation incorporated on December 23, 2003. Our principal corporate office is located at 1800 Wyatt Drive, Suite No. 2, Santa Clara, California 95054. Our telephone number at this location is (408) 855-0051.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related To Our Business

We have a limited operating history to evaluate our business and prospects

We are a developmental stage company incorporated in December 2003 and have a limited operating history upon which you can evaluate our business and prospects. We are still in the research and development phase of developing the products described herein and therefore are a start-up company. Currently, we have no products approved for commercial sale and, to date, we have not generated any revenue. Our ability to generate revenue depends on successfully commercializing and bringing to market these products. As a result, we are unable to provide you with any information upon which you will be able to predict our future performance.

We are subject to the risks associated with a new and unproven business until revenues are generated to support a new business

We are subject to the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets. Unless we are able to develop commercially saleable products and generate revenues, we will be unable to continue in business on a long-term basis. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new and unproven business until such time as we are able to generate revenues to support our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, our ability to obtain and retain customers and attract a significant number of new customers, the growth of the markets we intend to pursue, our ability to implement our growth strategy, especially the sales and marketing efforts, and the introduction of new products by us and our competitors. Prospective investors may lose all or a portion of their investment.

Our losses are expected to continue for an extended period of time

We have incurred recurring operating losses in each of our fiscal periods since inception (December 23, 2003) and at November 30, 2006 these losses aggregated $3,185,898. Further, we have a working capital deficit of $2,159,784 as of November 30, 2006. Included within our cumulative loss and deficit is $1,394,674 of expense attributable to the fair value of warrant liability. From inception we have incurred, and will continue to, incur significant and increasing operating losses for the next several years. We will continue to incur losses from operations resulting primarily from costs related to product development. In addition, we expect to incur significant sales and marketing expenses in the future. Because of our plans to continue research and development and invest in marketing and sales, prior to obtaining revenues we expect to incur losses for an extended period of time. Because of the numerous risks and uncertainties associated with developing and commercializing these product candidates, we are unable to predict the extent of future losses or when and if we will become profitable. Without additional funding, we will have to curtail or suspend operations unless we can guarantee sufficient revenues. If our revenue growth is slower than we anticipate or our operating expenses are greater than we expect, our losses will be significantly greater. We would then not be able to continue in business without additional funding.

We may not be able to continue as a going concern

Our accountants issued a qualified report on our financial statements as of and for the fiscal year ended November 2006. The report states that NanoSensors is currently in the development stage and we will need to generate additional working capital for its planned activities and to service its debt. This raises substantial doubt about our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our 2006 Financial Statements included elsewhere in this Annual Report.

Our letter of intent with DKL International is preliminary and there is no assurance that a transaction will be consummated.

On February 5, 2007, we announced that we entered into a letter of intent with DKL International, Inc. for a merger or other combination of the companies. The letter of intent is subject to numerous conditions, including: satisfactory completion of due diligence, finalization of the terms of the combination and structure of the transaction; negotiation, preparation and execution of definitive transaction documents, compliance with state and federal securities laws and regulations, and corporate and shareholder approvals. As a result of the foregoing uncertainties, no assurances can be given that the transaction will be consummated. In the event the transaction is not completed, we may be subject to many risks, including the costs related to the proposed acquisition, such as legal, accounting, and advisory fees, which must be paid even if the merger is not completed. If the transaction is not completed, our financial condition could be harmed and the market price of our common stock could decline.

Even if a transaction with DKL International is consummated, we may not realize the financial and strategic goals that are contemplated by such transaction.

Even if the acquisition of the assets of DKL International is consummated, the financial and strategic goals that are contemplated by such transaction may not be realized. In addition, such transaction could be dilutive to earnings, and we could overpay for such transaction. Additionally, we may not be successful in our efforts to integrate the companies. Integration of the companies will divert management and other resources from other important matters, and we could experience delays or unusual expenses in the integration process. Further, we may become responsible for liabilities associated with DKL’s business to the extent they are not covered by indemnification or by insurance. We may encounter the following difficulties, costs, and delays involved in integrating these operations:

•	Failure to successfully manage relationships with customers and other important relationships

•	Failure of customers to accept new services or to continue using the products and services of the combined company

•	Difficulties in successfully integrating the management teams of DKL

•	Challenges encountered in managing larger, more geographically dispersed operations

•	Diversion of the attention of management from other ongoing business concerns

•	Potential incompatibility of technologies and systems

•	Potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the transaction.

Further, the costs associated with the transaction are difficult to estimate, may be higher than expected, and may harm our financial results.  We expect to incur substantial direct transaction costs associated with this transaction and additional costs associated with consolidation and the integration of operations. If the total costs of the acquisition exceed our estimates or the benefits of the transaction do not exceed its total costs, our financial results could be adversely affected.

We will need additional financing to develop our proposed products and to meet our capital requirements

As of November 30, 2006, we had unrestricted cash on hand of $244,915, as compared with $191,940 at November 30, 2005. We have been substantially reliant on capital raised from private placements of our securities to fund our operations. We expect to incur losses from our operations resulting primarily from costs related to product development, such as research, development, marketing and sales of our proposed products. These expenditures are necessary in order for us to build and launch our products and to penetrate the markets for our products. We have funded our operating activities primarily through sales of equity and debt securities to our founders, accredited investors, and equity issued for services and a technology license. As long as we continue to incur negative cash flow from our operations, we may exhaust our capital resources without additional funding. There can be no assurance that any of our issued and outstanding warrants will be exercised. Therefore, we will need additional financing to develop our proposed products and meet our future capital requirements. We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as:

•	our future earnings, if any;

•	the availability of funds from private sources such as, loans and additional private placements, and

•	the availability of raising funds through a public offering of our securities.

Based on our current levels of research and development and including the funds released from escrow at the first closing of our recent private placement and the release of $715,000 from escrow on December 27, 2006, we believe that our existing cash will be sufficient to fund our operations with the cash on hand as of November 30, 2006 for only the next five months without any revenues and/or raising additional capital through a debt or equity offering.

We will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our future funding requirements will depend on many factors, including, but not limited to:

•	rate of progress and cost of our development activities, including our acquisition of technology;

•	any future decisions we may make about the scope and prioritization of the programs we pursue;

•	costs and timing of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	expenses associated with establishing sales, marketing and distribution capabilities;

•	effect of competing technological and market developments;

•	terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•	general market conditions.

To date, our sources of cash have been primarily limited to the sale of equity securities. In view of our lack of an operating history, our ability to obtain additional funds is limited. Additional financing may only be available, if at all, upon terms which may not be commercially advantageous to us and/or would be expected to be dilutive to our existing shareholders. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially and may need to suspend operations. Further, if expenditures required to achieve our plans are greater than projected or if revenues are less than, or are generated more slowly than, projected, we will need to raise a greater amount of funds than currently expected.

We have entered into technology license agreements with third parties which require us to satisfy obligations to keep them effective, and if these agreements are terminated, our technology and our business would be seriously and adversely affected.

We have entered into exclusive, long-term license agreements with Michigan State University and Pohang University of Science and Technology to incorporate their proprietary technologies into our proposed products. These license agreements require us to pay minimum royalties and satisfy other conditions, including conditions related to the commercialization of the licensed technology. We cannot give any assurance that sales of products incorporating these technologies will be sufficient to recover the amount of third-party payments. Failure by us to satisfy our obligations under these agreements may result in the modification of the terms of the licenses, such as by rendering them non-exclusive, or may give our licensors the right to terminate their respective agreement with us, which would have a serious adverse effect on us and may limit our ability to implement our current business plan.

We license certain technology from third parties which may not be adequately protected from infringement on the proprietary rights of others, which could expose us to litigation and delay our introduction of products.

We license certain technology and related rights from third parties, including Michigan State University. Our success will depend in part on our ability to maintain and enforce patent protection for this technology and to operate without infringing upon the proprietary rights of third parties. However, we cannot provide assurance that the rights underlying this license will provide proprietary protection or a competitive advantage to us. If our commercialization of the rights we have licensed are infringing on the rights of third parties, in addition to defending against any such claim, we will be required to indemnify and defend our licensors against such claims. Furthermore, in response to any infringement claim, we may need to alter our products or processes, pay further licensing fees, or challenge the validity of the patents in court. Further, there can be no assurance that a further license will be available to us, if at all, upon terms and conditions acceptable to us. Any patent litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. Any of these alternatives could cause us to incur unexpected costs and delays and may expose us to significant money damages.

Nanotechnology-enabled products are new and may be viewed as being harmful to human health or the environment.

There is increasing public concern about the environmental and ethical implications of nanotechnology that could impede market acceptance of products developed through these means. Potentially, nanotechnology-enabled products could be composed of materials such as carbon, silicon, silicon carbide, cadmium selenide or indium phosphide, and nanotechnology-enabled products have no historical safety record. Because of the size, shape, or composition of the nanostructures or because they may contain harmful elements, nanotechnology-enabled products could pose a safety risk to human health or the environment. In addition, some countries have adopted regulations prohibiting or limiting the use of certain materials that contain certain chemicals, which may limit the market for nanotechnology-enabled products. U.S. government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. The regulation and limitation of the kinds of materials used in or to develop nanotechnology-enabled products, or the regulation of the products themselves, could harm the commercialization of nanotechnology-enabled products and impair our ability to achieve revenue from the license of nanotechnology applications.

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

Our business may be adversely affected by reductions in funding by government agencies

Our business will be significantly dependent upon purchases of our products by government agencies, such as the United States Department of Transportation (including the Federal Aviation Administration) and airport authorities, the State Department, the United States military, domestic and foreign customs agencies, law enforcement agencies and correctional facilities. A reduction of government funding for security efforts or drug interdiction could materially and adversely affect our future business, financial condition and results of operations. There can be no assurance that funding for the purchase of such equipment will be continued or as to the level of such funding. Budgetary allocations for detection equipment are dependent, in part, upon government policies that fluctuate from time to time in response to political and other factors, including the public’s perception of the threat of airline bombings and other terrorist acts.

We expect that a substantial portion of current and anticipated purchases of advanced detection equipment will continue to be made by government agencies with appropriated funds.   However, we cannot be certain whether or when funds will be appropriated or allocated to or by any United States or other government agency for the purchase of detection equipment. A substantial amount of the funds appropriated to date have been and amounts appropriated in the future will continue to be used to purchase equipment utilizing other technologies, such as enhanced x-ray, CAT Scan and other bulk imaging technologies. Accordingly, there can be no assurance as to the amount that will ultimately be spent on the purchase of particle detection equipment or as to the number of our proposed products, if any, that will actually be purchased. In addition, there can be no assurance that our products will meet any certification or other requirements that may be adopted by any government agencies.

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

We currently have only a limited sales and marketing operations. If we are unable to establish a direct sales force or we are unable to enter into marketing agreements with third parties in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have no internal sales and marketing operations and our marketing plans are being developed by a third-party consultant. If we are to bring any of our product candidates to market, we will need to market these products directly to potential customers through our own sales force or enter into marketing agreements with third parties. We will incur significant additional expenses and may need to commit significant additional management resources to promote and sell our products. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidates, which would negatively impact our ability to generate revenue.

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

United States government contracts typically contain terms and conditions that may significantly increase our costs of doing business. These provisions include, among others, special accounting practices and the required adoption of certain socioeconomic policies. These contracts may be subject to modifications by the government at its sole discretion, such as a reduction in the scope of a contract. As a government contractor, we will be subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not. Any United States government agency’s concerns over our performance under a contract or any pending litigation with the government may lead to a suspension or debarment which could prevent us from receiving new government contracts, any form of government assistance or government subcontracts for a period of up to three years. Such a suspension or debarment may result from the action of a single government agency based on our violations or suspected violations of laws or regulations. Any such action could result in a loss of business for which we have made substantial commitments in the past and would not expect to recover from future operations.

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

International business risks, such as changes in foreign regulations and fluctuations in exchange rates, may cause additional losses

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

Our future operations are dependent on retention of and dependence on key personnel

Our performance is substantially dependent on the services and on the performance of Dr. Ted Wong, our Chief Executive Officer. The loss of the services of Dr. Wong or other key employees could have a materially adverse effect on our business, prospects, financial condition and results of operations. Although we recently entered into a long-term employment agreement with Dr. Wong, we currently have no “Key Man” life insurance policy on his life. Our future success will also depend on our ability to identify, attract, hire, train, retain and motivate other highly technical, managerial, marketing and service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and/or retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our prospects, financial condition and results of operations.

We are dependent upon the continued employment of our founder and he has significant control over us.

For the foreseeable future, we will be largely dependent upon the personal efforts and abilities of our Chief Executive Officer, Dr. Ted L. Wong, to coordinate, implement and manage our business plans and programs. Our loss or unavailability of his services would likely have a material adverse affect on our business, operations and prospects. Although we have recently entered into an employment agreement with Mr. Wong, Mr. Wong may terminate his relationship with us at any time with or without cause. In the event Mr. Wong’s employment with us ends, we may need to cease operation. At the present time, our Chief Executive Officer owns approximately 6.6% of our outstanding common stock and is also currently one of two executive officers and is the Chairman of the board of directors, which is currently only comprised of two individuals. This position gives Mr. Wong extensive control over the company and the ability to strongly influence who will serve as our officers and directors in the future. Although we intend to appoint additional independent directors to our board and hire other persons to serve in an executive capacity, readers should consider Mr. Wong’s equity ownership in us and position of control in determining whether to invest in us.

Our inability to adequately protect our proprietary technology could cause our competitors to compete directly with us, which could negatively affect our revenues and operating results

The success of our business depends on our ability to protect our intellectual property portfolio and obtain patents without infringing the proprietary rights of others. If we do not effectively protect our intellectual property, our business and operating results could be harmed.

Patents may not be issued from our applications. Even if we are able to obtain patents covering our technology, the patents may be challenged, circumvented, invalidated or unenforceable. Competitors may develop similar technology or design around any patents issued to us or our other intellectual property rights. Our competitors would then be able to offer research services and develop, manufacture and sell products which compete directly with our research services and prospective products. In that case, our revenues and operating results would be negatively affected.

We also seek to protect our technology and processes, in part, by confidentiality agreements with our collaborators, employees and consultants. We also do not provide broad access to our proprietary technologies and processes to collaborators. However, confidentiality agreements might be breached by collaborators, former employees or others, and in that event, we might not have adequate remedies for the breach. Further, our trade secrets might otherwise become known or be independently discovered by competitors. Unauthorized disclosure of our trade secrets could enable competitors to use some of our proprietary technologies. This would harm our competitive position and could cause our revenues and operating results to be negatively affected.

Litigation or other proceedings or third party claims of infringement could require us to spend significant time and money and could subject us to significant liability and shut down some of our operations

We may receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. If we became involved in litigation or interference proceedings declared by the United States Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States, to defend our intellectual property rights or as the result of alleged infringement of the rights of others, we might have to spend significant amounts of money. The litigation or proceedings could divert our management’s time and efforts. An adverse ruling, including an adverse decision as to the priority of our inventions, would undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages or prevent us from using or marketing systems, processes or products. Any of these events would have a negative impact on our business and operating results. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruptions in our business. Uncertainties resulting from the initiation and continuation of any patent or related litigation could harm our ability to compete, pending resolution of the disputed matter.

We believe we have taken adequate measures to assess the validity of our intellectual property rights. We are not currently involved in any disputes with third parties regarding intellectual property rights. However, we may become involved in intellectual property disputes or receive communications from others in the future asserting that our business or technologies infringe their intellectual property rights. To settle these disputes, we may need to obtain licenses to patents or other proprietary rights held by others. However, these licenses might not be available on acceptable terms, or at all. In that event, we could encounter delays in system, process or product introductions while we attempt to design around the patents. Our redesigned systems, processes or products may be inferior to our original designs or we may be unable to continue system, process or product development in the particular field. In either case our competitive position, business, revenues and operating results would likely suffer.

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

Any inability of ours to keep pace with technological advances and evolving industry standards could render our prospective products obsolete

We are operating in a new industry where the market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. We expect to encounter increasing competition in our field and competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Therefore, it is likely that the pace of innovation and technological change will increase. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our prospective products obsolete, unmarketable or less competitive. Our success depends upon our ability to enhance existing products and services and to respond to changing customer requirements. Failure to develop and introduce new products and services, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements will harm our future revenues and our business and operating results. We are at risk for technological obsolescence at any given time and most likely without any material warning from competitors or the marketplace. We are a development-stage enterprise and as such our resources are limited and we may experience technical challenges inherent in developing or improving our technology.

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

Our proposed products could expose us to significant product liability claims which could be time consuming and costly to defend, divert management attention and adversely affect our ability to obtain and maintain insurance coverage. If we incurred a material liability for which we are not adequately insured, we could be rendered insolvent

The testing, manufacture, marketing and sale of our proposed products will involve an inherent risk that product liability claims will be asserted against us. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We intend to purchase product liability insurance when we begin commercial sales of our products. However, this insurance may prove inadequate to cover claims and/or litigation costs. Product liability claims or other claims related to our proposed products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Similarly, we are required to indemnify and defend our licensors for claims arising out of our commercialization of the technology we have licensed. Any successful product liability, indemnification or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms and a material uninsured liability could render us insolvent. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of our proposed products.

Compliance with the Sarbanes-Oxley Act of 2002 will result in increased expenditures.

We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulation of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and attestations of the effectiveness of our internal controls by our independent auditors. Although we are not currently required to comply with all of the requirements of Section 404, we have begun the process of testing our internal controls. This process could result in our needing to implement measures to improve our internal controls. Any failure by us to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. This process may also require us to hire additional personnel and outside advisory services and will result in significant accounting and legal expenses. We expect to incur significant expense in future periods to comply with regulations pertaining to corporate governance and internal controls as described above.

Risks Related To Our Securities

The limited trading market for our common stock may prevent or restrict you from reselling shares of our common stock

There currently is only a limited trading market for our common stock on the OTC Bulletin Board maintained by the NASD. There can be no assurance we will be able to maintain this market. Our failure to maintain an active market for our common stock may adversely affect an investor’s ability to resell securities purchased from us.

We may not be able to maintain effectiveness of our resale prospectus.

Pursuant to the registration rights agreement we entered into with the investors in our recent private placement, we caused to be filed a registration statement with the Securities and Exchange Commission to permit the resale of an aggregate of 374,600,000 shares of common stock, including 175,950,000 shares of common stock issuable upon exercise of warrants. Monitoring an effective registration statement requires substantial continuing expenses for legal and accounting fees. In addition, if we are unable to maintain the effectiveness of the registration statement required by the above-referenced registration rights agreement for the period of time required by such agreement, the investors in our recent private placement will have a right to require us to pay liquidated damages in an amount equal to 2% per month of the purchase price paid by each investor up to a maximum of 6 months for each penalty event for every 30 consecutive days, pro-rated daily, until the event of default is cured. There can be no assurance that the registration statement will remain current and effective for the required period.

A significant number of our shares are eligible for sale and their sale could depress the market price of our stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, including the shares described in this Annual Report, the supply of our common stock will increase, which could decrease its price. As of November 30, 2006, there were approximately 246,198,993 shares of restricted common stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act of 1933, and in the future, may be sold in compliance with Rule 144 under the Act, or pursuant to another exemption. Including among these securities are the 28,500,000 shares of common stock, plus an additional 56,000,000 shares issuable upon exercise of warrants on a registration statement which is no longer effective which have been held for more than one year and are currently saleable under Rule 144. Further, approximately 60 million founders shares held by persons who are currently non-affiliates have been held for in excess of two years and may be resold under Rule 144(k) without any of the limitations of Rule 144, described below. Some or all of the above shares of our common stock have already been offered from time to time in the open market pursuant to Rule 144, and these plus future sales could have already had a depressive effect on the market for the shares of our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of our common stock in an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or a national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate under Rule 144(k) without limitations, after they have been held two years.   Sales of our common stock by certain present stockholders under Rule 144 may, in the future, have a depressive effect on the market price of our securities.

There are a significant number of outstanding securities convertible or exercisable into shares of common stock, the conversion or exercise of which may have a dilutive effect on the price of our common stock.

As of February 20, 2007, there were outstanding warrants to purchase 277,630,000 shares of common stock. Further, we have granted 34,621,348 options to our executive officers and non-employee director under our 2006 Equity Incentive Plan, which was approved by our stockholders on December 13, 2006.The exercise of these securities will cause dilution to our shareholders and the sale of the underlying common stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

Our Board of Directors has the ability to issue “blank check” Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of ‘‘blank check’’ preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Currently, there are no shares of preferred stock are issued and outstanding. The Board of Directors is empowered, however, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of our preferred stock, there can be no assurance that we will not do so in the future.

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

Certain of our stockholders may have the ability to control most matters of the company.

There are a limited number of stockholders that collectively beneficially own in excess of 30% of our outstanding shares of common stock, including Meyers Associates and certain of the investors in our recent private placement. Therefore, these shareholders will have significant influence over the election of our directors and to control the outcome of other issues submitted to our stockholders. This includes their ability, collectively with other shareholders, to amend our Certificate of Incorporation, approve a merger or consolidation of our company with another company or approve the sale of all or substantially all of our assets.

Penny stock regulations could affect your ability to resell our securities.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as Nasdaq or other national exchanges, and which may cause difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less then $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the penny stock rules for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

Item 2. Description of Property

NanoSensors leases facilities in Santa Clara, California from an unaffiliated landlord. These facilities encompass approximately 1,900 square feet and serve as NanoSensors’ corporate headquarters and operations center. The current lease commenced in June 2006, for a two-year term. The monthly payment of base rent plus operating expenses is $2,572 per month and is personally guaranteed by Dr. Ted Wong, Chief Executive Officer. Our remaining obligations under this lease are $32,083 for the period from December 1, 2006 to November 30, 2007 and $8,121 for the period from December 1, 2007 to February 28, 2008. This lease is personally guaranteed by Dr. Ted Wong. NanoSensors believes that it has adequate facilities to conduct its current operations, and does not expect to seek additional administrative offices and/or research facilities in the near term. It has no current proposed programs for the renovation, improvement or development of current facilities.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters To a Vote of the Security Holders

We held our Annual Meeting of Stockholders on December 13, 2006. At the meeting, our stockholders voted on the following three proposals, all of which were approved. Our stockholders cast their votes as follows:

Proposal 1:  To elect the following nominees as directors to hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified:

Nominee	For	Withheld

Ted L. Wong	269,354,047	4,749,599
Robert Baron	269,899,564	4,568,099

Proposal 2: To approve the amendment to our Articles of Incorporation to increase the number of authorized shares of common stock to 950,000,000 shares:

For	Against	Abstain

261,899,564	12,202,002	2,080

Proposal 3:  To approve the adoption of our 2006 Equity Incentive Plan (the “2006 Plan”):

For	Against	Abstain	Broker Non-Votes

177,289,695	5,405,629	61,700	91,346,622

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “NNSR.OB” since November 1, 2005. As of December 1, 2006, there were 124 holders of record. This does not reflect those shares held beneficially or those shares held in “street” name.

The table below sets forth the high and low bid prices per share of the common stock for each full quarterly period in the last two fiscal years and the year to date as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. No prediction can be made as to the effect, if any, that future sales of shares of our common stock or the availability of our common stock for future sale will have on the market price of our common stock prevailing from time-to-time. The registration of the shares of our common stock covered by our current and future registration statements and the sale of substantial amounts of our common stock in the public markets could adversely affect the prevailing market price of our common stock.   All shares and per share prices give retroactive effect to our 10 for 1 stock split made on January 26, 2006.   There are no quotations available for the first three quarters of the fiscal year ended November 30, 2005, or for any quarter in the fiscal year from inception (December 23, 2003) through November 30, 2004.

On February 21, 2007, the closing price of our common stock as reported on the OTC Bulletin Board was $0.0078 per share.

Quarter Ended	High	Low

February 28, 2007*	$0.0178	$0.0078
November 30, 2006	$0.068	$0.016
August 31, 2006	$0.119	$0.036
May 31, 2006	$0.11	$0.022
February 28, 2006	$0.44	$0.10
November 28, 2005	$0.25	$0.07

* Through February 21, 2007.

Dividend Policy

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future. The only restrictions that limit the ability to pay dividends on the common stock are those imposed by corporate law. Under Nevada corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended November 30, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0.00	80,000,000

Equity compensation plans not approved by security holders (2)	8,000,000	$0.06	N/A

Total	8,000,000	$0.06	80,000,000

(1) Although our Board of Directors approved the grant of options to our executive officers and non-employee director during the 2006 fiscal year, these awards were granted subject to shareholder approval, which occurred subsequent to the end of our 2006 fiscal year. Accordingly, we did not issue any options as of the fiscal year ended November 30, 2006. During fiscal 2006, our board approved the award of 34,200,000 options to these individuals, subject to shareholder approval. The terms and conditions of these option awards are described in greater detail elsewhere in this Annual Report under the heading “Equity Incentive Plan.”

(2) In accordance with the rules and regulations of the SEC, “equity compensation plans” includes warrants issued to third parties. Accordingly, this category includes warrants to acquire 8,000,000 shares of our common stock at a weighted-average exercise price of $0.06 per share. None of these warrants are held by our employees. The warrants were issued in a variety of transactions, including the 5,000,000 warrants issued to the members of our Technology Advisory Board and transactions with consultants. For additional information regarding these warrants, see Notes to our Financial Statements in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the fiscal year ended November 30, 2006, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) except as disclosed in previous SEC filings.

Item 6. Management’s Discussion and Analysis or Plan of Operation

   Management's Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. All share and per share data in this section, as well as in the entire report, unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by us on January 12, 2006.These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.”

Overview

We are a development stage company that was formed in December 2003 to focus on developing and commercializing sensors and instruments, along with the management of intellectual property derived therefrom that will enable us to create nanoscale devices. These sensors will be designed to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as “BCX”) agents in areas that are a risk in a number of settings, including areas that are a risk in the post 9/11-era. We believe there is a real need for products that can detect the existence of BCX agents in such places as airports, bus terminals, railway stations, government buildings and military installations. Our proposed products are being designed to apply wireless sensor networks for Homeland Security applications with sensors that are highly sensitive, small size, use low power consumption and operate remotely.

From December 1, 2005 through November 30, 2006, we did not generate any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any products commercially available. As described elsewhere, we are currently developing a product to detect e.coli; however, this product is currently undergoing pre-commercial release field testing and we cannot provide any assurances as to what the results of the testing will be nor can we guarantee that this product will be accepted in the marketplace.

As we do not expect to generate product revenues or profits over the next several years, management of cash flow is extremely important. The most significant use of our cash is for research and development activities. During 2005, our research and development expenses were $17,210 and during the year ended November 30, 2006, research and development expenses were $77,509. We anticipate that we will increase our research and development spending over the next two quarters in light of our receipt of the proceeds from our recent private placement.

Due to our historical needs for operating capital, and the fact that we were without available cash during most of our 2005 fiscal year, we have been unable to sustain operations and carry-out research and development activities. However, as described below, we raised $250,000 in November, 2005 from one investor in a private financing and completed a private financing of approximately $1,730,000 in June 2006 and have been able to continue our operations, including research and development activities, with these recent capital infusions.

Financing Activities

On November 10, 2005, we closed on an offering of 250,000 units, or an aggregate of $250,000, with each Unit consisting of ten shares of common stock, par value $.001 and one five year warrant to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration for acting as financial consultant to us in this offering, Meyers Associates received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The $225,000 of net proceeds have been used for working capital including payment of the Chief Executive Officer’s salary and payment of certain past due accounts payable.

In June 2006, we completed a private placement of units and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. Pursuant to the Securities Purchase Agreement, we agreed that 60% of the gross proceeds will remain in escrow until the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission and we obtain shareholder approval to increase our authorized capital. The investors will have a right to demand we return the funds held in escrow if we are unable to satisfy these covenants within six months from the final closing date. However, investors purchasing $204,500 of units in the third closing waived this escrow requirement and authorized the release of their entire investment to us. These investors also agreed to a “lock-up” provision restricting the resale of the securities purchased in the offering for a period commencing on the closing date and ending six months after the first to occur of either the date that the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission or the date that such securities may first be sold pursuant to Rule 144. Further, as of October 12, 2006, holders of $200,000 of Units agreed to waive the escrow conditions applicable to such Units and authorized the release of an additional $200,000 to us.

Accordingly, as of November 30, 2006, we have issued an aggregate of 101,450,000 shares of common stock and warrants to purchase 101,450,000 shares of common stock to the investors. As of such date, the aggregate offering proceeds released to us was $1,014,500, and the net proceeds to us, after payment of expenses and commissions, was approximately $845,000. We intend to use the offering proceeds for working capital and payment of accrued compensation.  As of November 30, 2006, we have paid $101,450 to the selling agents and issued unit purchase warrants (a “Unit Warrant”) to the selling agents to purchase 20,290,000 units of our securities, with each unit consisting of one share common stock and one common stock purchase warrant (which, on a fully-diluted basis, would result in the issuance of an aggregate of 40,580,000 shares of common stock upon exercise). These Unit Warrants are immediately exercisable at $0.01 per unit and expire five years from the effective date of the registration statement contemplated by the Registration Rights Agreement we entered into in the private placement and the underlying warrants are also exercisable at $0.01 per share for a period of five years from such date.

Subsequent to the fiscal year end we satisfied the aforementioned post-closing covenants and on December 27, 2006, we received gross proceeds of $715,000 from escrow. Accordingly, we issued the investors an aggregate of 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock. From these additional gross proceeds, we paid additional commissions of $71,500 to the selling agents in the private placement and issued them unit purchase warrants to purchase 14,300,000 units of our securities, consisting of 14,300,000 shares of common stock and 14,300,000 warrants. After payment of commissions and expenses associated with this closing, we received net proceeds of approximately $613,500. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Registrant believes that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of common stock issued and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 19, 2006

On December 13, 2006, subsequent to the fiscal year-end, our stockholders approved an amendment to our Articles of Incorporation in order to increase our number of authorized shares of shares of common stock to 950,000,000 shares in accordance with the post-closing covenant required in this financing and we filed the Certificate of Amendment to our Articles of Incorporation with the State of Nevada on such date.

Forward Stock Split

On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to our Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Serial Preferred Stock, $.001 par value, and (ii) our decision to effect a 10 for 1 forward stock split in which we would issue ten (10) shares of Common Stock (consisting of 9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. We effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006. Upon the effectiveness of the forward split, the number of shares of Common Stock deemed to be issued and outstanding increased from 20,642,500 to 206,425,000.

Technology Licenses

We have recently entered into technology license agreements with Michigan State University and Pohang University of Science and Technology in order to acquire rights to technology that we expect to deploy in commercial sensor devices based on nanoporous silicon and carbon nanotube platforms. We are currently engaged in product design and testing activities concerning these recently licensed technologies. Pursuant to these license agreements, we agreed to pay each of the licensors an up-front cash fee of $20,000 and will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies. In addition, commencing in 2008, we will be obligated to pay each of the licensors an annual minimum payment of $10,000, which obligation increases during the term of the agreement up to a maximum of $30,000, which payment may be offset by the earned royalties. These agreements are discussed in greater detail under the sub-heading “Technology” in the “Business” section of this Annual Report.

New Chief Operating Officer and New Employment Agreements with Executive Officers

In August 2006, we entered into employment agreements with our Chief Executive Officer and President, Ted Wong, and our new Chief Operating Officer, Joshua Moser, in August 2006. The compensation, severance and other terms of these employment agreements are described in detail under the sub-heading “Employment Agreements” in the “Business” section of this Annual Report.

Letter of Intent for Acquisition of Assets of DKL International, Inc.

As of January 31, 2007 we entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets The Letter of Intent provides that we will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of the DKL. In connection with the execution of the Letter of Intent, we provided DKL with an initial bridge loan of $40,000, which it will use for working capital and to pay for its acquisition costs pending the closing. Although we may provide DKL with additional operating funds pursuant to the bridge loan, we have no further obligation unless the parties execute the definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be extinguished. The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

Critical Accounting Policies

 In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. NanoSensors’ believes that other than the adoption of SFAS No. 123 (revised 2004,) “Share-Based Payment and the accounting policy related to Warrants and Freestanding Derivative Financial Instruments:, there have been no significant changes during the twelve months ended November 30, 2006 to the items that are disclosed as our significant accounting policies in Note 3 of our financial statements contained within this Annual Report on Form 10-KSB. We currently believe the following accounting policies to be critical:

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

Non-employee Compensation

NanoSensors measures compensation expense for its non-employee stock-based compensation under FASB 123 and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the options and warrants issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of the options and warrants on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

The valuation of the options and warrants is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock on the date of vesting.

Stock Based Compensation: Employees and Directors

Effective March 1, 2006, NanoSensors adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment”. The fair value of stock options granted is determined using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Although our Board of Directors approved the grant of options to certain employees and directors during the 2006 fiscal year, these awards were granted subject to shareholder approval, which occurred subsequent to the end of our 2006 fiscal year. Accordingly, no options were deemed granted to employees or directors during 2006.

Results of Operations

Fiscal Year 2006 compared to Fiscal Year 2005

For the twelve months ended November 30, 2006 (“Fiscal 2006”) and November 30, 2005 (“Fiscal 2005”) we did not have sales. We are still in the development stage and during most of Fiscal 2005 we did not have any funds to conduct our operations. During Fiscal 2006, our total costs and expenses increased 209% to $699,495, whereas for Fiscal 2005, we recorded total costs and expenses of $334,130. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our Technical Advisory Board, Dr. Ted Wong, Joshua Moser, and one other consultant, along with the license fees we paid to Michigan State University and Pohang University of Science and Technology, and increases in legal and accounting fees.

General and Administrative expenses for Fiscal 2006 increased 258 % to $618,079, as compared with $239,320 during Fiscal 2005. General and Administrative expenses for Fiscal 2006 consisted primarily of consulting fees and salaries paid to our Technical Advisory Board, Dr. Ted Wong, Joshua Moser, one other consultant, along with license fees paid to Michigan State University and Pohang University of Science and Technology, rent and professional fees as a result of becoming a public reporting company and raising money privately. These expenses in Fiscal 2006 consisted primarily of consulting, professional and license fees paid to Michigan State University and Pohang University of Science and Technology.

Research and Development expenses for Fiscal 2006 increased 450 % to $77,509, whereas for Fiscal 2005 we recorded expenses of $17,210. All research and development costs are expensed as incurred. Research and Development expenditures for Fiscal 2006 consist primarily of costs associated with developing our biosensor to detect e.coli. During Fiscal 2006 we were without funds and thus had limited Research and Development expenditures.

Depreciation and amortization expense for Fiscal 2006 and Fiscal 2005 were $3,907 and $15,850 respectively, and mainly related to the Axiom License in 2005. There was no amortization expense related to the Axiom License in 2006 as the value of the license was written off during 2005.

Other Income and (Expense) for Fiscal 2006 was ($1,410,779), whereas for Fiscal 2005 we recorded Other Income and (Expense) of $5. We recorded $1,394,674 as expense related to the fair value of liability of the warrants we issued to investors and placement agents (See Note 4 to Financial Statements). During Fiscal 2006 and Fiscal 2005 we had Interest Income of $5,395 and $5, respectively. For Fiscal 2006 we incurred Interest Expense of $21,500 in connection with 500,000 warrants we issued to the investor from our November 2005 private offering. We issued these warrants pursuant to the liquidated damages penalty provision of the subscription agreement entered into between us and the investor. We did not incur any interest expense for Fiscal 2005.

Liquidity and Capital Resources at November 30, 2006

We do not have an operating line of credit from a financial institution and consequently relied on financing from investors to support our operations. As of November 30, 2006, we had unrestricted cash on hand of $244,915, as compared with $191,940 on deposit at November 30, 2005.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:

	Twelve months ended Nov. 30,
	2006	2005

Operating activities	$(763,131)	$(76,618)

Investing activities	(16,470)	0.00

Financing activities	832,576	255,000

Net effect on cash	$52,975	$178,382

Our operations have been limited in light of our need for additional financing. On November 10, 2005, we closed on an offering of 250,000 units, or an aggregate of $250,000, with each Unit consisting of ten shares of common stock, par value $.001 and one five year warrant expiring on November 30, 2010, to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration for acting as financial consultant to us in this offering, Meyers Associates, L.P. received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The $225,000 of net proceeds have been used for working capital including the Chief Executive Officer’s salary and payment of certain past due accounts payable.

During the quarter ended February 28, 2006, we issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.03 per share for proceeds of $27,000.

Our available funds resulted from a private placement of units that commenced on May 11, 2006. In June 2006, we completed this private placement and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. As of November 30, 2006, we have issued an aggregate of 101,450,000 shares of common stock and warrants to purchase 101,450,000 shares of common stock to the investors and as of such date, the aggregate offering proceeds released to us was $1,014,500, and the net proceeds to us, after payment of expenses and commissions, was approximately $845,000. Subsequently, we satisfied certain post-closing covenants and on December 27, 2006, we received an additional gross proceeds of $715,000 from escrow. Accordingly, we issued the investors an aggregate of 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock. After payment of commissions of $71,500 and expenses associated with this closing, we received net proceeds of approximately $613,500. (Please see the discussion provided in Note 4 to the financial statements included with this Annual Report for additional information regarding this financing.)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We recognized a net loss of $2,110,274 and $334,125 for Fiscal 2006 and Fiscal 2005. Excluding the amount of the change in Fair Value of Warrant Liabilities, we had a net loss of $715,600 and $334,125, respectively. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2006 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in Fiscal 2007 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2006 Financial Statements.

We suspended most of our operations during Fiscal 2005 until we were able to obtain additional financing of $250,000 in November 2005. Management believes that after closing its most recent private placement, that commenced on May 11, 2006, it has sufficient funds on hand to incur its current level of general and administrative expenses to enable the company to pursue its business strategy. However, as described in detail below, we will only be able to satisfy working capital requirements for the next five months without any revenues and/or raising additional funds through a private placement.

We had a working capital deficit of $2,159,784 at November 30, 2006 and $218,647 at November 30, 2005. Excluding the liability for warrants accounted for as a derivative, our net working capital deficit is $53,484 at November 30, 2006. We have funded our business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

On January 26, 2006, we effected a 10 for 1 forward stock split and issued 9 additional shares for every one share of common stock outstanding as of January 12, 2006. This transaction was effective on the OTCBB as of January 27, 2006 and the number of shares of common stock deemed to be issued and outstanding increased from 20,642,500 to 206,425,000 on such date.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe the Company will meet working capital requirements with the cash on hand as of January 31, 2007 for only the next five months without any revenues and/or additional funding. The Company will take appropriate actions and reduce its product and technology development to match available funds. We will need to raise additional funds from debt or equity funding sources in order to produce other products currently in development. Furthermore, we also intend to seek financing from U.S. government agencies, such as the Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from us for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

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

Our funding requirements will depend on numerous factors, including:

•	the scope and results of our product development activities;

•	potential acquisition or in-licensing of other product candidates, commercial products or technologies;

•	the cost of manufacturing activities for product candidates; and

•	our ability to establish and maintain additional collaborative arrangements.

We expect product development costs to increase in the future as more of our potential products advance through the development stage.

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

As described in greater detail in the business summary of this Annual Report, we are developing a biosensor product based on the recently licensed technology. The prototype of the first biosensor product has been built and tested and we are having limited quantities of the prototype produced by a third-party manufacturer. We expect to begin third-party field testing of our biosensor prototype to detect e-coli within the first two quarters of 2007.

Except for our office lease and employment agreements (see Note 8 to Financial Statements) we do not have any significant commitments for capital expenditures other than the royalty obligations discussed above.   In view of our early stage of development, there is no assurance that we will perform in accordance with our plan of operation, or that we will continue as a going concern or that we will ultimately achieve profitable operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of November 30, 2006.

Item 7. Financial Statements

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning after Item 14, are incorporated herein by reference.

Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

On August 18, 2005, Lazar, Levine & Felix LLP (“LLF”) was appointed as the independent registered public accountants for NansoSensors for the year ending November 30, 2005, replacing Madsen & Associates, Inc. (“Madsen”). NanoSensors made this change in independent registered public accountants because it wanted a larger, nationally-based firm as its accountant. This action dismissed Madsen as NanoSensors’ independent registered public accountant for the year ending November 30, 2005. This change in independent registered public accountant was approved by the full Board of Directors on August 18, 2005.

The audit reports of Madsen on the financial statements of NanoSensors at November 30, 2004 and for the period December 23, 2003 (date of inception) to November 20, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than to contain an explanatory paragraph as to our ability to continue as a going concern.

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

During the period December 23, 2003 (date of inception) to November 30, 2004 and through August 18, 2005, the Company did not consult with LLF with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K. We requested that Madsen furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with our statements. A copy of the letter furnished by Madsen in response to that request, dated July 13, 2005, and was filed as Exhibit 16.1 to our Report on Form 8-K/A filed on September 14, 2005.

Item 8A. Controls and Procedures

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

Internal Controls

There has not been any change in our internal control over financial reporting during our quarter ended November 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a development stage company with a limited number of employees, we will continue to implement additional measures in response to specific accounting and reporting weaknesses, including further personnel and organizational changes to improve supervision and increased training for finance and accounting personnel.

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

Item 8B. Other Information

On February 6, 2007, we issued a total of 3,000,000 shares of common stock upon the exercise of 3,000,000 Class C Warrants. We received proceeds of $30,000 in connection with this transaction. This transaction was consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position

Dr. Ted Wong	66	Chief Executive Officer, President, Chief Financial Officer and Director

Robert A. Baron	66	Director

Joshua Moser	35	Vice President, Chief Operating Officer and Corporate Secretary

Dr. Ted Wong has been our Chief Executive Officer, President and a Director since our inception in December 2003. He has over thirty years of U.S. and international business experience spanning the operational functions of research and development, sales, finance, and general business. From January 2002 until August 2003, Dr. Wong was Chief Strategy Officer of KT-Tech, Inc., a video compression company. From 2001 until January 2002, Dr. Wong was engaged in consulting. From 1999 to 2001, he served at different times as Chairman, CEO, CTO and COO of Zerotree Technologies, a firm he founded to develop video compression technologies for the Internet. From 1993 until 1998, Dr. Wong was President of Prime Technology Inc., business consultants. From 1988 to 1993, Dr. Wong served as President of INTEG, Inc., a firm he founded to market and distribute electronic learning aids in the U.S. market for Team Concepts of Hong Kong. During this period, Dr. Wong was co-founder and President of Fox Electronics and Technology, Inc., a firm founded to market and distribute Team Concept’s consumer electronics products. From 1969 through 1983, He worked in research and development for North American Rockwell and General Electric Company where he became proficient at developing technology from concept to application. Dr. Wong holds a B.S. and a Ph.D. in Chemical Engineering from the University of Utah.

Robert Baron was appointed to our board July 10, 2006. Mr. Baron presently serves as a member of the board of directors of two publicly-traded companies, Hemobiotech, Inc. and Exegenics, Inc.  Hemobiotech is a development stage biotechnology company and Exegenics, which formerly operated as a biotechnology company, is currently seeking to redeploy its assets and actively pursue a new business.   From 1998 to August 2004, he served as President of Cash City Inc., a payday advance and check cashing business. Previously, Mr. Baron served as President of East Coast Operations of CSS/TSC, a subsidiary of Tultex, Inc., a New York Stock Exchange listed company engaged in the manufacturing of activewear products, such as t-shirts and as Chairman of T-Shirt City Inc., a company engaged in the distribution of activewear products. Mr. Baron received his B.S. degree from Ohio State University. Mr. Baron was a limited partner in Meyers Associates, LP from February 2002 until July 2006. Meyers Associates, LP served as a selling agent in our recently announced private placement.

Joshua Moser was appointed as our Vice President and Chief Operating Officer on August 3, 2006 and has been our Corporate Secretary since June 2006. Mr. Moser has been providing consulting services to us since November 2005. Prior to working with NanoSensors, Inc., from September 1999 to October 2000, Mr. Moser was the Director of Business Development at GCN, Inc., an online market research company. From October 2000 to September 2002, Mr. Moser was a research analyst at Tufan, Inc., where he analyzed and managed investments in privately-held software, semiconductor and technology service companies. From September 2002 through February 2005, Mr. Moser was employed as a Vice President with Sherwood Partners, Inc., a business and financial advisory consulting firm that assists commercial lending institutions and venture capital firms in managing and structuring corporate turnarounds. Thereafter and prior to joining the Company, Mr. Moser has been providing management consulting services, including serving as Interim Chief Financial Officer at Chuckwalla, Inc., a privately-held software company. Mr. Moser graduated from Denison University in 1994 with a B.A. in History.

Board of Directors

Dr. Wong and Mr. Baron are currently the only members of our Board of Directors. Our Board has determined that Mr. Baron qualifies as an independent director within the meaning of the Nasdaq Marketplace Rules. In light of the fact that Dr. Wong served as our sole director until Mr. Baron’s election on July 10, 2006, actions taken by the Board prior to such date have been by written consent from time to time, as considered necessary or reasonable. Subsequently during the 2006 fiscal year, our Board has held one meeting and acted on unanimous written consent on four occasions. In addition, due to the continued small size of our Board, our directors may hold additional discussions from time to time, as they consider appropriate. We had no arrangements pursuant to which any director was compensated during our 2005 fiscal year for any service provided as a director. In July 2006, we adopted a compensation plan for non-executive directors, as described below. We are in the process of seeking additional members to serve as directors.

Since our Board of Directors presently consists only of Dr. Wong and Mr. Baron, we have not formed any Board committees. All matters relating to audit, compensation, nominations and corporate governance are considered and acted upon by our entire Board of Directors. We are currently seeking to identify suitable candidates in order to increase the membership of our Board of Directors and to establish separate audit, compensation and nominating committees, each comprised solely of directors that satisfy the independence criteria of the Securities and Exchange Commission and the Nasdaq Stock Market.

Compensation of Directors

Effective July 7, 2006, we adopted a compensation plan for non-executive members of our Board of Directors. Pursuant to this plan, each non-executive director will be paid an annual retainer of $18,000, payable in equal quarterly installments of $4,500; provided, however, that for the initial quarter in which a non-executive director commences service on the board, such director shall receive a prorated fee for such quarter based on the date such service commences, as follows: (a) if service commences during the first month of such fiscal quarter the fee for such quarter shall be $4,500; (b) if service commences during the second month of such fiscal quarter, the fee for such quarter shall be $3,000; and (c) if service commences during the third month of such fiscal quarter, the fee for such quarter shall be $1,500.

Effective July 7, 2006, each non-executive director will, upon his or her appointment to our board of directors, receive a grant of options to purchase 2,000,000 shares of common stock, exercisable for a period of ten years at an exercise price equal to the closing price of our common stock on the date of issuance, subject to the approval of our stockholders which was received on December 13, 2006. These options will vest 50% on the first anniversary of the issue date and the balance on the second anniversary of such date. On December 13, 2006, upon the approval of our stockholders of our 2006 Equity Incentive Plan, Mr. Robert Baron was granted options to purchase 2,000,000 shares of common stock on July 10, 2006, which options are exercisable at $0.05 per share and otherwise on the terms described herein. In addition, each non-employee director will also receive on the first trading day following the end of each fiscal year, an automatic and fully-vested stock option grant (a “Formula Option”) for such number of shares as is equal to the quotient obtained by dividing the annual cash retainer paid to a non-employee director during such fiscal year (not including any additional fees which may be paid for service as a member of Chairman of any committee of the Board of Directors) by the fair market value of the shares on the grant date ( pro rata in the case the director served for less than the entire year prior to such grant date). Accordingly, on December 13, 2006, Mr. Baron was issued 421,348 Formula Options following our stockholders’ approval of our 2006 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Board does not have a compensation committee and there are no interlocks between our directors and directors of other companies.

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee of the Board. Because of the small size of our Board and because we are not traded on an exchange or on the Nasdaq Stock Market, we are not required by law or applicable regulations to have an Audit Committee. The Board acts as a whole with respect to matters which might otherwise be acted upon by an Audit Committee. Our Board of Directors has determined that we do not have at least one member that qualifies as an audit committee financial expert pursuant to Item 401 of Regulation S-B.

Technical Advisory Board

On July 12, 2006, we announced that we established a Technical Advisory Board that consists of five experts in the nanotechnology industry. We formed the advisory board to assist us in identifying patented or patent-pending technologies at universities and government laboratories. The Technical Advisory Board includes Professor David Tomanek of Michigan State University, Professor Evangelyn Alocilja of Michigan State University, Professor Seunghun Hong of Seoul National University, Professor Hee Cheul Choi of Pohang University of Science and Technology (“Postech”) and Dr. Yung Doug Suh of Korea Research Institute of Chemical Technology. Each of the advisory board members also entered into separate two-year consulting agreements with us pursuant to which we will pay each of these individuals a monthly retainer of $1,500 and grant them warrants to purchase 1,000,000 shares of our common stock, which warrants are exercisable at a price of $0.06 per share. These warrants vest on a monthly basis over a twenty-four month period. These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended November 30, 2006 except Mathew Zuckerman, formerly a greater-than-ten percent shareholder filed a Form 4 dated January 4, 2006 reporting transactions on March 15, 2005 and December 9, 2005.

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

Item 10. Executive Compensation

The following table summarizes the compensation paid to, or owed by the Company to its Chief Executive Officer and to each of the most highly paid executive officers, or other person not serving as an executive officer, for the periods from our fiscal years ended November 30, 2006 and 2005.

Summary Compensation Table

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers (the “Named Executive Officers”) with annual compensation exceeding $100,000 during the fiscal years ended November 30, 2006 and 2005.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary		Bonus	Restricted Stock Awards	Securities Underlying Options/ SARs	All Other Compensation
Ted L. Wong, Ph.D.	2006	$48,000	(1)	$52,500	0	0	$75,000
Chief Executive Officer	2005	$25,500	(2)	0	0	0	0

Joshua Moser	2006	$40,000	(3)				$59,000
Chief Operating Officer

(1)
Mr. Wong entered into an employment agreement with the Company in August 2006. Under this employment agreement, he receives a base salary of $144,000 a year. Mr. Wong also received a signing bonus of $40,000 in 2006 and $12,500 in connection with the Company entering into the license agreement with Michigan State University. Prior to entering into this employment agreement with the Company, Mr. Wong received $75,000 for the period from December 1, 2006 through July 31, 2006.

(2)	Includes $12,683 paid to Dr. Wong. We owed Dr. Wong $89,318 as of November 30, 2005. See note 6 to our audited financial statements for the fiscal year ended November 30, 2005.

(3)
Mr. Moser entered into an employment agreement with the Company in August 2006. Under this employment agreement he receives a base salary of $120,000 a year. Prior to entering into this employment agreement Mr. Moser provided services to the Company as a consultant and received $59,000 for the period from December 1, 2006 through July 31, 2006.

Option/SAR Grants in Last Fiscal Year

Although our Board of Directors approved the grant of options to the named executive officers during the 2006 fiscal year, these awards were granted subject to shareholder approval, which occurred subsequent to the end of our 2006 fiscal year. Accordingly, no options or Stock Appreciation Rights were deemed to be granted to our named executive officers during the fiscal year ended November 30, 2006.

Aggregated Option/SAR Exercises in Last
Fiscal Year and FY-End Option/SAR Values

Although our Board of Directors approved the grant of options to the named executive officers during the 2006 fiscal year, these awards were granted subject to shareholder approval, which occurred subsequent to the end of our 2006 fiscal year. Accordingly, our named executive officers did not hold any options as of the fiscal year ended November 30, 2006. The terms and conditions of these option awards are described in greater detail below under the heading “Employment, Severance and Change in Control Agreements.”

Employment, Severance and Change in Control Agreements

Employment Agreement with Ted L. Wong

We entered into an employment with Ted L. Wong, our Chief Executive Officer, President and Chairman, dated as of August 3, 2006 pursuant to which:

•    Dr. Wong will continue to serve as our Chief Executive Officer, President and Chairman for an employment period of 36 months from the effective date of the employment agreement.

•  Dr. Wong will receive an annual base salary of $144,000 under the employment agreement and was granted a signing bonus of $40,000, of which $20,000 was previously paid. In addition, Dr. Wong will be entitled to a performance bonus of up to a maximum of $50,000 in the event he achieves certain milestones defined in the employment agreement.

•  In connection with his entering into the employment agreement, Dr. Wong was awarded two grants of options, both of which are subject to the approval of our stockholders of an equity compensation plan to be presented to them at our stockholders meeting, which was obtained on December 13, 2006. The initial grant consisted of options to purchase 5,000,000 shares of common stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 13,000,000 shares of common stock, which shall vest in equally monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of our common stock on the effective date of the employment agreement. Further, all of the options granted to Dr. Wong will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of our company or if Dr. Wong is terminated without cause.

•  If Dr. Wong’s employment is terminated by us without “cause” (as defined in the employment agreement), he would be entitled to a severance payment of his base salary, at the rate then in effect, for a period of six months.   If Dr. Wong’s employment is terminated by us for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•  Dr. Wong is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Employment Agreement with Joshua Moser

We entered into an employment with Joshua Moser, our new Vice President and Chief Operating Officer, dated as of August 3, 2006 pursuant to which:

•  Mr. Moser will serve as our Vice President and Chief Operating Officer for an employment period of 36 months from the effective date of the employment agreement.

•  Mr. Moser will receive an annual base salary of $120,000 under the employment agreement.

•  In connection with his entering into the employment agreement, Mr. Moser was awarded two grants of options, both of which are subject to the approval of our stockholders of an equity compensation plan to be presented to them at our stockholders meeting, which was obtained on December 13, 2006. The initial grant consisted of options to purchase 4,000,000 shares of common stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 10,200,000 shares of common stock, which shall vest in equally monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of our common stock on the effective date of the employment agreement. Further, all of the options granted to Mr. Moser will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of our company or if Mr. Moser is terminated without cause.

•  If Mr. Moser’s employment is terminated by us without “cause” (as defined in the employment agreement), he would be entitled to a severance payment of his base salary, at the rate then in effect, for a period of six months.   If Mr. Moser’s employment is terminated by us for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•  Mr. Moser is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Consulting Agreements

We entered into a two-year consulting agreement with Dr. Ted Wong commencing on September 1, 2003. The contract provides for Dr. Wong to be paid $14,833 per month plus reimbursement of direct costs. Dr. Wong is employed on a full-time basis for the Company. Dr. Wong was paid $14,833 per month until April 2004. Beginning in May 2004, he is being compensated at the reduced rate of $8,500 per month or $102,000 per annum. All inventions and ideas, whether patentable or not, made by Dr. Wong or with others relating to our business shall belong to us. During the quarter ended August 31, 2006, we entered into an employment agreement with Dr. Ted Wong, our Chief Executive Officer and President, the terms of which are described above.

During Fiscal 2006 we entered into consulting agreements with a consultant we engaged to provide us with internal accounting, each of the five members of our Technical Advisory Board and Accrescent Research, which is assisting us with the development of marketing and business strategies.

Equity Incentive Plan

On December 13, 2006, subsequent to the balance sheet date, at our annual meeting of stockholders, our stockholders approved our 2006 Equity Incentive Plan (the “2006 Incentive Plan”) which permits us to provide a broad range of stock awards to our employees, directors and consultants. The 2006 Incentive Plan serves as our primary equity incentive plan for our employees, consultants and directors. Effective with the approval of the 2006 Incentive Plan by our stockholders, options to purchase an aggregate of 34,200,000 shares of common stock at exercise prices ranging from $0.049 to $0.05 per share, expiring between July and August 2016 were granted to Messrs. Wong, Baron and Moser. In addition, effective with the approval of the 2006 Incentive Plan by our stockholders, Mr. Baron was awarded 421,348 options as of December 1, 2006 in accordance with the formula option program for non-executive directors under the 2006 Incentive Plan. These formula options are exercisable at $0.0178 per share for a term of ten years.

Under the 2006 Incentive Plan, we will grant equity-based compensation under the 2006 Incentive Plan. All awards will be subject to the recommendations of management and approval of the board of directors. In the future, if a stock option committee or compensation committee is formed, then approval of awards will be subject to their authority as delegated by the board of directors and in compliance with the requirements of the securities laws and any exchange or trading medium on which the shares of common stock may be listed or traded.

The following is a summary of the principal provisions of the 2006 Incentive Plan.

Shares Reserved for Issuance; Administration. The 2006 Incentive Plan includes an initial reserve of 80,000,000 shares of our common stock that will be available for issuance under the plan, subject to adjustment to reflect stock splits and similar events. The 2006 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and restricted stock grants.   Our Board will initially administer the 2006 Incentive Plan, until such time as we establish a Compensation Committee of our Board, which will administer the 2006 Incentive Plan (either being referred to as the “Committee” ). The Committee determines the persons who are to receive awards, the type of awards to be granted, the number of shares subject to each such award and the other terms and conditions of such awards, such as exercise price, vesting and expiration. The Committee also has the authority to interpret the provisions of the 2006 Plan and of any awards granted there-under and to modify awards granted under the 2006 Incentive Plan.

Eligibility. The 2006 Incentive Plan provides that awards may be granted to employees, officers, directors, consultants, independent contractors and advisors of NanoSensors or of any parent, subsidiary or affiliate of NanoSensors as the Committee may determine. Our non-employee directors will participate in the 2006 Incentive Plan through the automatic option grant program, which is self-executing.

Terms of Options. As discussed above, the Committee determines many of the terms and conditions of awards granted under the 2006 Incentive Plan, including whether an option will be an “incentive stock option” or a non-qualified stock option. Each stock option agreement will state the exercise price, which may not be less than 100% of the fair market value of one share of our common stock on the date of the grant (and not less than 110% with respect to an incentive granted to a 10% or greater stockholder).

Formula for Non-Employee Director Option Grants. Under the 2006 Incentive Plan the following automatic stock option grants will be made under the 2006 Incentive Plan to our non-employee directors: upon first joining the Board, each non-employee director shall receive an automatic stock option grant to purchase 2,000,000 shares. In addition, on the first trading day following the end of each fiscal year, each non-employee director receives an automatic stock option grant for such number of shares as is equal to the quotient obtained by dividing the annual cash retainer paid to a non-employee director during such fiscal year (not including any additional fees which may be paid for service as a member of Chairman of any committee of the Board of Directors) by the fair market value of the shares on the grant date ( pro rata in the case the director served for less than the entire year prior to such grant date). Of the initial stock option grants to non-employee directors upon joining the Board, fifty percent of such options become vested one year from the date of grant and the remainder vest on the second anniversary of the date of grant, subject to such director’s continued service with us. The annual formula option grants will be fully vested on the date of grant.

Terms of Restricted Stock Awards. Each restricted stock award will be evidenced by a restricted stock purchase agreement in such form as the committee approves and will include conditions (as described in further detail in the 2006 Incentive Plan) relating to, among other items, vesting and purchase price.

Stock Appreciation Rights. Stock appreciation rights (“SARs”) are awards in which the participant is deemed granted a number of shares subject to vesting. When the SARs vest, then the participant can exercise the SARs. Exercise, however, does not mean the number of shares deemed granted are issued. Rather, the participant will receive cash (or shares, if so determined by the Committee) having a value at the time of exercise equal to (1) the number of shares deemed exercised, times (2) the amount by which our stock price on the date of exercise exceeds our stock price on the date of grant. SARs expire under the same rules that apply to options.

Restricted Stock Units. Restricted stock units (“RSUs”) are awards that result in a payment to the participant in cash or shares if the performance goals established by the Committee are achieved. The applicable performance goals will be determined by the Committee and may be applied on a company-wide, departmental or individual basis.

Change of Control. In the event of a change of control, the buyer may either assume the outstanding awards or substitute equivalent awards. Alternatively, our Board may determine to permit all unvested options to immediately vest upon the change of control. If our Board does not make such a determination, all awards will expire upon the closing of the transaction unless the stock option certificate issued to the particular participant provides otherwise. In addition, formula option grants to non-employee directors, will fully vest upon a change of control and our Board will determine whether the change of control shall have any additional effect.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of 403,726,698 shares of our common stock outstanding, as of January 31, 2007, reflecting the Company’s 10 for 1 forward split declared on January 12, 2006 by:

•	Each person or entity known by us to beneficially own 5% or more of the outstanding shares of our common stock,

•	Each of our executive officers and directors, and

•	All of our executive officers and directors as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 403,726,698 shares of common stock outstanding. Shares of common stock subject to options or warrants exercisable within 60 days of the date on which beneficial ownership is to be determined are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others, except as otherwise indicated in the notes to the following table. The address for each beneficial owner listed in the table, except where otherwise noted, is c/o NanoSensors, Inc. 1800 Wyatt Drive, Suite 2, Santa Clara, CA 95054.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (%)

Common Stock	Ted Wong	27,866,666	(2)	6.8

Common Stock	Robert A. Baron	441,348	(3)	*

Common Stock	Joshua Moser	4,680,000	(4)	1.1

Common Stock	Matthew Zuckerman 0120 Letey Lane P.O. Box 344 Woody Creek, CO 81656	27,175,000	(5)	6.7

Common Stock	Bruce Meyers 45 Broadway, 2nd Floor New York, New York 10006	23,500,000	(6)	5.8

Common Stock	Imtiaz Khan 45 Broadway, 2nd Floor New York, New York 10006	24,800,000	(7)	6.1

Common Stock	Blue Green T, LLC 55 Frederick Street PO Box CB 13039 Nassau, Bahamas	30,400,000	(8)	7.5

Common Stock	James Batmasian 215 West Federal Hwy Boca Raton, FL 33432	33,454,091	(9)	8.2

Common Stock	All officers and directors as a group (3 persons) (2), (3) and (4)	32,988,014		7.9

* less than 1.0%

(1)   Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of common stock listed as owned by that person or entity. The number of shares beneficially owned is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power, and also any shares which the individual has the right to acquire within 60 days of the determination date, through the exercise or conversion of any stock option, convertible security, warrant or other right (a “Presently Exercisable” security). Including those shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

(2) Includes vested option to purchase 5,866,666 shares of common stock and excludes unvested options to purchase a total of 12,133,334 shares of common stock granted to Dr. Wong pursuant to our employment agreement with him.

(3) Includes vested options to purchase 421,348 shares of common stock and excludes unvested options to purchase 2,000,000 shares of common stock.

(4) Includes vested option to purchase 4,680,000 shares of common stock and excludes unvested options to purchase 9,520,000 shares of common stock granted to Mr. Moser pursuant to our employment agreement with him.

(5) Based on Mr. Zuckerman’s Schedule 13D/A filed on June 21, 2006.  The company, however, has been advised orally by representatives of Mr. Zuckerman that Mr. Zuckerman has disposed of a material portion of these shares and will be amending the Schedule 13D.

(6) Based on Schedule 13D/A filed by Mr. Meyers on October 30, 2006. Consists of 19,600,000 shares of Common Stock owned by Bruce Meyers (including 250,000 owned by his spouse) and 3,900,000 shares held by Meyers Associates, L.P. of which entity Bruce Meyers is President and holds voting and investment control. Excludes 7,600,000 Unit Purchase Options to acquire 7,600,000 shares of common stock and 7,600,000 warrants, which are subject to a non-exercise agreement between the listed stockholder and NanoSensors pursuant to which the listed stockholder agreed not to exercise the Unit Purchase Options until the earlier of the six month anniversary of the effective date of the registration statement we filed in connection with our 2006 private placement or one year from the effective date of the non-exercise agreement. Also excludes 18,300,000 Unit Purchase Warrants which are subject to the non-exercise agreement.

(7) Based on Schedule 13D/A filed by Mr. Khan on October 30, 2006. Consists of 24,800,000 shares of Common Stock and does not include the securities listed in note (6) above held by Meyers Associates, L.P. by whom Imtiaz Khan is employed, but does not exercise voting and investment control. Excludes 5,500,000 Unit Purchase Warrants to acquire 5,500,000 shares of common stock and 5,500,000 warrants, which are subject to a non-exercise agreement between the listed stockholder and NanoSensors pursuant to which the listed stockholder agreed not to exercise the Unit Purchase Warrants until the earlier of the six month anniversary of effective date of the registration statement we filed in connection with our 2006 private placement or one year from the effective date of the non-exercise agreement.

(8) Excludes warrants to purchase 30,000,000 shares of common stock which includes a clause restricting the exercise of such warrants where the holder is the beneficial owner of 5.0% or more of our common stock.

(9) Based in part on Schedule 13D filed on January 25, 2007. Also includes 3,000,000 Class C Warrants held by the listed holder as of January 31, 2007. Excludes warrants to purchase 30,000,000 shares of common stock which includes a clause restricting the exercise of such warrants where the holder is the beneficial owner of 5.0% or more of our common stock.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than common stock issued or outstanding. There are no known current arrangements that will result in a change in control.

Item 12. Certain Relationships and Related Transactions

On May 10, 2006, we entered into a Selling Agent Agreement with Meyers Associates, LP pursuant to which they agreed to serve as a selling agent in our recently completed private placement. Pursuant to the selling agency agreement, to date we have paid Meyers Associates total commissions of $101,450 and $51,885 in non-accountable expenses in this financing. We also issued Meyers Associates an aggregate of 20,290,000 unit purchase warrants, pursuant to which Meyers Associates has the right to purchase, at the price of $.01 per unit, 20,290,000 units of our securities, each unit consisting of one share of common stock and one common stock purchase warrant. Meyers Associates transferred an aggregate of 1,790,000 unit purchase warrants to other selling agents that participated in our recent private placement and also assigned an aggregate of 16,290,000 unit purchase warrants to a limited number of third parties, including an employee of Meyers Associates. The unit purchase warrants expire December 19, 2011. Subsequent to our 2006 fiscal year end, we satisfied the post-closing covenants of this private placement and paid to Meyers Associates additional commissions of $71,500 and issued them 14,300,000 additional unit purchase warrants.

On July 21, 2006, we entered into an agreement with Meyers Associates, L.P., Bruce Meyers and Imtiaz Khan, whereby each of them agreed not to exercise either the Unit Purchase Options or Unit Purchase Warrants held by them for a period equal to the earlier of six months from the effective date of our registration statement filed in connection with our 2006 private placement, which was declared effective December 19, 2006. In consideration of such agreement, we agreed that effective as of the date of the non-exercise agreement, the prior lock-up agreement, which was to expire on November 10, 2006, would be terminated. In addition, on July 21, 2006 we agreed with Meyers Associates on an amendment to the Unit Purchase Option to clarify the circumstances under which adjustments to the exercise price and number of shares issuable pursuant to the anti-dilution provisions of the Unit Purchase Option and the underlying warrants may be made.

During the year ended November 30, 2005, Dr. Ted Wong, our President and Chief Executive Officer made advances to us in the aggregate amount of $9,658. These advances are non-interest bearing and are payable upon demand. These have been since paid in fiscal 2006. As of November 30, 2006, accounts and advances payable to related parties only consist of consulting fees payable to Dr. Ted Wong in the amount of $37,500.

In June 2006, we entered into a two-year office lease with rent of $2,572 at the commencement of the lease, which is personally guaranteed by Dr. Ted Wong, Chief Executive Officer. Our remaining obligations under this lease are $40,205 for the period from December 1, 2006 to February 28, 2008. See Item 2. “Description of Property.”

See the discussion under the caption “Executive Compensation” above for the terms and conditions of the employment agreements we entered into with Dr. Ted Wong, our Chief Executive Officer and Mr. Josh Moser, our Chief Operating Officer as well as consulting agreements we had entered into with Dr. Ted Wong and Dr. Matthew Zuckerman Dr. Zuckerman resigned from all positions with us as of March 1, 2005.

On December 11, 2003, we purchased a license from Axiom Corporation and Dr. Matthew Zuckerman on a worldwide, perpetual, royalty-free, exclusive basis for all commercial markets for the use of, and further development of, technology for detecting explosives, chemicals and biological agents. The terms of the purchase included a one time licensing fee of $90,000 and the issuance of 50,000,000 shares of common stock, with an aggregate value of $5,000 (as of the date of issuance), and a consulting agreement, which provided for a monthly fee of $15,000 to be paid for the development of sensors. In April 30, 2004, the consulting fee was reduced to $102,000 annually. During the term of the consulting agreement all inventions, discoveries, concepts and ideas, whether patentable or not, which result from or relate to our business for the detection of BCX agents will be assigned to NanoSensors. The consulting agreement was terminated as of March 1, 2005. The license has been fully paid and survived termination of the consulting agreement.

On March 15, 2006, we commenced a commercial arbitration before the American Arbitration Association against Dr. Zuckerman and his affiliated consulting firm Axiom Corporation (collectively, “Zuckerman”) seeking injunctive relief, disgorgement of all NanoSensors stock previously issued to Zuckerman, monetary damages of $5 million and disgorgement of all fees earned by Zuckerman from dealings with third parties using the license. The parties entered into a Settlement Agreement and Release on April 20, 2006. Under the terms of this Settlement Agreement and Release, we agreed to pay Zuckerman $32,391 as full payment for consulting fees previously owed, which amount was paid on July 24, 2006.

In December 2003, we issued 50,000,000 founders shares to Dr. Ted Wong, valued at $.0001 per share, for services related to our business. We also issued 50,000,000 founders shares to Dr. Matthew Zuckerman, our former Chief Scientist, valued at $.0001 per share, in connection with the license agreement entered into between us and Axiom Corp. and Dr. Zuckerman. Dr. Wong and Dr. Zuckerman each assigned a portion of their shareholdings as gifts to friends and non-affiliated parties in February 2004, when we first issued the common shares.

In February 2004, we issued 62,500,000 founders shares, valued at $.0001 per share, in consideration of cancellation of a note payable from us to Meyers Associates L.P. and its affiliates for financial advisory services previously rendered to us in connection with the formation and capitalization of our business. Meyers Associates has assigned a portion of their shareholdings as gifts to employees, friends and non-affiliated parties.

In February 2004, we borrowed $100,000 in the aggregate from two private investors obtained through our investment banker, Meyers Associates. Meyers Associates received a 10% sales commission and a 3% non-accountable expense allowance. We used the net proceeds for product development and working capital. Interest on each note, referred to herein as the “Bridge Notes”, accrued at a rate of 10% per annum. These notes mature on the earlier of (a) August 15, 2004, (b) the completion of a private placement of at least $500,000, or (c) an event of default. Payment of the Bridge Notes was guaranteed by our two founders, Dr. Ted Wong and Dr. Matthew Zuckerman. The investors also each received five-year warrants to purchase 500,000 shares of common stock exercisable at $.025 per share. The Bridge Notes were repaid in our April 2004 Private Placement.

By virtue of their ownership of common stock and efforts in organizing our company, Ted Wong and Matthew Zuckerman may be deemed “founders,” “parents” and promoters of our company, and Meyers Associates and its principals may be deemed a “founder” of our company as such terms are defined in the Securities Act of 1933 and the Rules and Regulations promulgated thereunder. As described above, Ted Wong and Matthew Zuckerman each received 50,000,000 founders shares in connection with the formation of our company and Meyers Associates received 62,500,000 founders shares as payment for financial advisory services. Dr. Zuckerman resigned from all positions with us as of March 1, 2005.

We believe, based on management’s experience that the above transactions are as fair as what could have been obtained from unaffiliated third parties. All future transactions and loans with affiliates of the issuer, including 5% or greater Shareholders are to be on terms no less favorable than could be obtained from an unaffiliated third party. All future affiliated transactions and any forgiveness of loans must be (a) for a bona fide business purpose and approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our independent legal counsel, or (b) a transaction permitted under Section 13(k) of the Securities Exchange Act of 1934, as amended.

Item 13. Exhibits

Exhibits, including those incorporated by reference.
Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to Form SB-2 filed on July 23, 2004).

3.2	Certificate of Amendment to Articles of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to Current Report on Form 8-K dated December 13, 2006).

3.3	Amended Bylaws (incorporated by reference herein to Exhibit 3.1 to Form 8-K filed on August 9, 2006).

4.1	Specimen common stock certificate (incorporated by reference herein to Exhibit 4.1 to Form SB-2 filed on July 23, 2004).

4.2	Specimen Bridge Warrant certificate (incorporated by reference herein to Exhibit 4.2 to Form SB-2 filed on July 23, 2004).

4.3	Specimen Warrant certificate from 2004 Private Placement (incorporated by reference herein to Exhibit 4.3 to Form SB-2 filed on July 23, 2004).

4.4	Specimen Placement Agent Unit Purchase Option certificate from 2004 Private Placement (incorporated by reference herein to Exhibit 4.4 to Form SB-2 filed on July 23, 2004).

4.5	Registration Rights Agreement included in form of 2004 Subscription Agreement (incorporated by reference herein to Exhibit 4.5 to Form SB-2/A filed on October 29, 2004).

4.6	Form of Investor Warrant issued in connection with the 2006 Private Placement (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed June 27, 2006).

4.7	Form of Agent Warrant issued in connection with the sale of the 2006 Private Placement (incorporated by reference herein to Exhibit 4.7 to Form SB-2 filed on August 1, 2006).

4.8	Form of Common Stock Purchase Warrant issued in November 2005 Private Placement (incorporated by reference herein to Exhibit 4.8 to Form SB-2 filed on August 1, 2006).

4.9	Amendment to Unit Purchase Option dated July 21, 2006 (incorporated by reference herein to Exhibit 1 to Schedule 13D/A-1 filed by Bruce Meyers and Meyers Associates LP on July 27, 2006).

10.1
Placement Agent Agreement dated as of April 20, 2004, by and between NanoSensors, Inc. and Meyers Associates, L.P. (incorporated by reference herein to Exhibit 10.1 to Form SB-2 filed on July 23, 2004).

10.2
License Agreement dated December 11, 2003 by and between NanoSensors, Inc. and Axiom Corp. and Matthew Zuckerman. (incorporated by reference herein to Exhibit 10.2 to Form SB-2 filed on July 23, 2004 ).

10.3	Consulting Agreement dated December 9, 2003 by and between NanoSensors, Inc. and Axiom Corp. (incorporated by reference herein to Exhibit 10.3 to Form SB-2 filed on July 23, 2004).

10.4	Consulting Agreement dated September 1, 2003 by and between NanoSensors, Inc. and Ted Wong (incorporated by reference herein to Exhibit 10.4 to Form SB-2 filed on July 23, 2004 ). #

10.4	Lease dated February 12, 2004 between Koll/Intereal Bay Area, as Landlord, and NanoSensors, Inc. as Tenant (incorporated by reference herein to Exhibit 10.5 to Form SB-2 filed on July 23, 2004 ).

10.4.1	Amendment to Lease dated June 1, 2006 (incorporated by reference herein to Exhibit 10.1 to Form SB-2/A filed on October 29, 2004.).

10.5	Subscription Agreement dated as of November 10, 2005 (incorporated by reference herein to Exhibit 10. 5 to Form SB-2 filed on August 1, 2006).

10.6	Form of Securities Purchase Agreement between NanoSensors, Inc. and Investors in 2006 Private Placement (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed June 27, 2006).

10.7	Form of Registration Rights Agreement between NanoSensors, Inc. and Investors in 2006 Private Placement (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed June 27, 2006).

10.8	Amendment to Office lease dated June 1, 2006 (incorporated by reference herein to Exhibit 10.3 to Quarterly Report on Form 10-QSB for quarter ended the May 31, 2006).

10.9	Employment Agreement between the Registrant and Ted L. Wong (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 9, 2006). #

10.10	Employment Agreement between the Registrant and Joshua Moser (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 9, 2006). #

10.11	Technology License Agreement with Michigan State University (incorporated by reference herein to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended August 31, 2006).

10.12
Technology License Agreement with Pohang University of Science and Technology (incorporated by reference herein to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended August 31, 2006).

10.13	2006 Equity Incentive Plan and Form of Stock Option Award to be Issued Pursuant to such Plan (incorporated by reference herein to Exhibit B to definitive Proxy Statement, dated November 10, 2006). #

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

# Represents management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

Lazar, Levine and Felix (“Lazar”) was our independent registered auditor and examined our financial statements issued for the fiscal year ended November 30, 2005 and for our fiscal year ended November 30, 2006. Madsen & Associates, Inc. (“Madsen”) was our independent auditor and examined our financial statements issued during the period from inception (December 23, 2003) through November 30, 2004.

Audit Fees

Lazar was paid aggregate audit fees of approximately $20,000 for the fiscal year ended November 30, 2006 and $26,000 for the fiscal year ended November 30, 2005 for professional services rendered.

Audit Related Fees

Lazar was not paid audit related fees for either of the fiscal years ended November 30, 2006 or November 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

We accrued fees in the amount of $5,000 for professional services rendered by Lazar for tax compliance, tax advice and tax planning during the fiscal year ended November 30, 2006. Lazar was not paid tax fees for either the fiscal years ended November 30, 2006 or November 30, 2005.

All Other Fees

We accrued fees in the amount of $35,000 for professional services rendered during the year ended November 30, 2006 by Lazar. Lazar was not paid any additional fees for the fiscal year ended November 30, 2005.

Because the board of directors of NanoSensors does not have an audit committee, the above services and engagements were approved by the board of directors.

NANOSENSORS, INC.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of November 30, 2006 and 2005	F-3

Statements of Operations for the Cumulative Period from Inception (December 23, 2003) to November 30, 2006, Twelve Months Ended November 30, 2006 and Twelve Months Ended November 30, 2005	F-4

Statements of Cash Flows for the Cumulative Period from Inception (December 23, 2003) to November 30, 2006, the Twelve Months Ended November 30, 2006 and Twelve Months Ended November 30, 2005	F-5

Statement of Shareholders’ Deficit for the Period from Inception (December 23, 2003) to November 30, 2006	F-6

Notes to Financial Statements	F-7 - F-22

Board of Directors and Stockholders of
NanoSensors, Inc.
Santa Clara, California

We have audited the accompanying balance sheets of NanoSensors, Inc. (a development stage company) as of November 30, 2006 and 2005, and the related statements of operations, shareholders' deficit and cash flows for the years then ended and for the cumulative period from inception (December 23, 2003) to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoSensors, Inc. at November 30, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (December 23, 2003) to November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

New York, New York February 23, 2007

The accompanying notes are an integral part of these financial statements.

ITEM 7. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2006	November 30, 2005

ASSETS

CURRENT ASSETS:
Cash	$244,915	$191,940
Cash held in escrow	715,000	-
Other current assets	28,426	-

TOTAL CURRENT ASSETS	988,341	191,940

PROPERTY AND EQUIPMENT - net of accumulated
depreciation of $5,440 and $3,200, respectively	14,030	4,800

OTHER ASSETS:
Deposit and other assets - net of amortization	6,333	3,000

TOTAL ASSETS	$1,008,704	$199,740

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$281,338	$246,830
Accounts payable - related party	37,500	163,757
Derivative liability from warrants issued	2,106,300	-
Accrued employee benefits	7,987	-
Client escrow funds	715,000	-

TOTAL CURRENT LIABILITIES	3,148,125	410,587

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferreed stock, $.001 par value; 20,000,000 shares
authorized; no shares issued	-	-
Common stock, $.001 par value; 500,000,000 shares
authorized; 332,226,698 and 205,025,000 shares issued
and outstanding in 2006 and 2005, respectively	332,227	205,025
Additional paid-in capital	714,250	659,752
Deficit accumulated during the development stage	(3,185,898)	(1,075,624)

	(2,139,421)	(210,847)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,008,704	$199,740

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (December 23, 2003) to	Twelve Months Ended	Twelve Months Ended
	November 30, 2006	November 30, 2006	November 30, 2005

NET SALES	$11,688	$-	$-

COSTS AND EXPENSES:
General and administrative expense	1,111,784	618,079	239,320
Research and development	554,959	77,509	17,210
Depreciation and amortization	40,358	3,907	15,850
Write-off of licenses	61,750	-	61,750

TOTAL COSTS AND EXPENSES	1,768,851	699,495	334,130

LOSS FROM OPERATIONS	(1,757,163)	(699,495)	(334,130)

OTHER INCOME(EXPENSE)
Expense related to fair value of warrant liability	(1,394,674)	(1,394,674)	-
Interest expense	(40,104)	(21,500)	-
Interest income	6,043	5,395	5
LOSS BEFORE INCOME TAXES	(3,185,898)	(2,110,274)	(334,125)

Provision (credit) for income taxes	-	-	-

NET LOSS	$(3,185,898)	$(2,110,274)	$(334,125)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	208,630,978	255,619,000	202,471,575

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (December 23, 2003) to	Twelve Months Ended	Twelve Months Ended
	November 30, 2006	to November 30, 2006	to November 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,185,898)	$(2,110,274)	$(334,125)
Adjustment to reconcile net loss to net cash utilized in
operating activities:
Depreciation and amortization	40,358	3,907	15,850
Write-off of licenses	61,750	-	61,750
Stock based compensation and warrants issued	73,652	60,750	-
Expenses related to fair value of warrant liability	1,394,674	1,394,674	-
Change in operating assets and operating liabilities:
Inventory	-	-	16,072
Prepaid expenses and other assets	(28,426)	(28,426)	-
Accrued payroll and employee benefits	5,077	5,077	-
Accounts payable and accrued expenses	445,747	(88,839)	163,835
Net cash used by operating activities	(1,193,066)	(763,131)	(76,618)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(19,470)	(11,470)	-
Purchase of license	(90,000)	-	-
Deposit and other assets	(8,000)	(5,000)	-
Net cash used in investment activities	(117,470)	(16,470)	-
CASH FLOW FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	1,555,451	832,576	255,000
Net cash provided by financing activities	1,555,451	832,576	255,000

NET INCREASE IN CASH	244,915	52,975	178,382
Cash at beginning of period	-	191,940	13,558

CASH AT END OF PERIOD	$244,915	$244,915	$191,940

NON CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of 116,350,000 common shares for services	12,902	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	18,604	-	-
Receipt of escrow funds reflected as asset and liability	715,000	715,000	-
Cashless exercise of warrants into common stock	24,352	24,352	-
Warrants issued recorded as liability	711,626	711,626	-
Dividend expenses on induced conversion of warrants	203,200	203,200	-

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY

			Additional	Deficit Accumulated During the
			Paid - in	Development
	Shares	Amount	Capital	Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)		$-	$-	$-	$-

Issuance of common stock for license at $0.0001	50,000,000	50,000	(45,000)	-	5,000

Issuance of common stock for services and expenses at $0.0001 per share	114,500,000	114,500	(103,050)	-	11,450

Issuance of common stock for cash at $0.005 per share net of issuance costs	95,000	95	380	-	475

Issuance of common stock for cash at $0.020 per share - net of issuance costs	27,500,000	27,500	435,500	-	463,000

Issuance of common stock for note receivable - at $0.005 per share - paid in June 2004	880,000	880	3,520	-	4,400

Issuance of common stock for payment of debt at $0.020 per share	6,200,000	6,200	117,800	-	124,000

Issuance of common stock for expenses at $0.00078 per share	1,850,000	1,850	(398)	-	1,452

Net Loss	-	-	-	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(131,722)

Issuance of common stock for cash at $0.020 per share	1,500,000	1,500	28,500	-	30,000

Issuance of common stock for cash at $0.10 per share, net of issuance costs	2,500,000	2,500	222,500	-	225,000

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(210,847)

Issuance of common stock for cash at $0.025 per share	500,000	500	12,000	-	12,500

Issuance of common stock for cash at $0.030 per share	900,000	900	26,100	-	27,000

Issuance of common stock for cash at $0.01 per share net of fees and fair value of warrant liability	16,000,000	16,000	-	-	16,000

Cashless exercise of 2,250,000 warrants into common stock net of fees and warrant liability	1,800,000	1,800	(1,800)	-	-

Adjustment resulting from warrant modification	-	-	66,750	-	66,750
Deemed dividends re: induced conversion of warrants	-	-	(66,750)	-	(66,750)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	65,450,000	65,450	-	-	65,450

Cashless exercise of 14,150,000 warrants into common stock	12,270,645	12,271	(12,271)	-	-

Adjustment resulting from warrant modification	-	-	95,550	-	95,550
Deemed dividends re: induced conversion of warrants	-	-	(95,550)	-	(95,550)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	20,000,000	20,000	(20,000)	-	-

Cashless exercise of 12,950,000 warrants into common stock	10,281,053	10,281	(10,281)	-	-

Stock Based Compensation	-	-	60,750	-	60,750

Adjustment resulting from warrant modification	-	-	40,900	-	40,900
Deemed dividends re: induced conversion of warrants	-	-	(40,900)	-	(40,900)

Net Loss				(2,110,274)	(2,110,274)

BALANCE AS OF NOVEMBER 30, 2006	332,226,698	$332,227	$714,250	$(3,185,898)	$(2,139,421)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2006

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

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to November 30, 2006 aggregating $3,185,898 and has a working capital deficit of $2,159,784 as of November 30, 2006. Excluding the liability for warrants accounted for as a derivative, the net working capital deficit is $53,484. The recurring operating losses are due to the Company being in the development stage, and that it has yet to establish commercial operations. The Company has no cash flows from revenues, and has been utilizing the proceeds from the sale of its securities on research and development activities and administrative costs.

The Company will need additional capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from additional common stock offerings or debt financings. The net proceeds from these sources are expected to meet the Company’s needs for the coming year.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Due to a net loss for all periods presented, the effect of warrants in the calculation of diluted loss per share is anti-dilutive and has been excluded. Outstanding warrants as of November 30, 2006 and 2005 aggregated 160,315,000 and 60,825,000, respectively. All per common share calculations reflect the 10:1 stock split made effective as of January 5, 2006.

Financial and Concentrations Risk- Cash and Cash Equivalents

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. Cash balances are maintained in accounts that are federally insured up to $100,000. At times the Company may have balances in excess of such limits and the credit risk is mitigated by the Company by maintaining such balances in financial institutions of high credit quality.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

The Company's property and equipment consists of the following:
	2006	2005
Office Equipment	$19,470	$8,000
Less accumulated depreciation	(5,440)	(3,200)
	$14,030	$4,800

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and five and seven years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation expense charged to the Statement of Operations for the twelve months ended November 30, 2006 and 2005, and for the cumulative period from inception (December 23, 2003) to November 30, 2006 was $2,240, $1,600 and $5,440 respectively.

Research and Development Costs

Research and development costs are related primarily to the Company’s developing early prototypes. Research and development costs are expensed as incurred.

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

As of November 30, 2006, the tax benefit of approximately $700,000 from loss carry-forwards has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current commercial operations. The benefit of the net operating loss will expire in various years beginning in 2023. Due to losses, the Company has no provision for income taxes.

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

Internal Use Software Costs

Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Emerging Issues Task Force (EITF) Issue No. 00-02, "Accounting for Web Site Development Costs." Qualifying costs incurred during the application development stage, which consist primarily of outside services and NanoSensors’ consultants, are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. All costs for internal use software for the period ended November 30, 2006, have been expensed as research and development expense.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of NanoSensors.

Advertising

Costs of advertising and marketing will be expensed as incurred. No advertising and marketing costs were incurred for the period ended November 30, 2006.

Recently Issued Accounting Pronouncements that Affect the Company

Statement of Financial Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”)

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error and the change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Early adoption is permitted.

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of December 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued in October 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on our financial statements.

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock.

Non-employee Compensation

The Company measures compensation expense for its non-employee stock-based compensation under FASB 123 and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the options and warrants issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of the options and warrants on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

The valuation of the options and warrants is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock on the date of vesting.

Stock Based Compensation: Employees and Directors

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,”. The fair value of stock options granted is determined using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Although the Company’s Board of Directors approved the grant of options to certain employees and directors during the 2006 fiscal year, these awards were granted subject to shareholder approval, which occurred subsequent to the end of our 2006 fiscal year. Accordingly, no options were deemed granted to employees or directors during 2006.

4.	WARRANT DERIVATIVE LIABILITY AND STOCK BASED COMPENSATION:

Warrants Issued to Investor and Agents

The Company evaluates its warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative or the embedded feature is required to be bifurcated, the fair value of the warrants or embedded feature is recorded as a liability and marked-to-market each balance sheet date. The change in fair value of the warrants or the embedded feature, if any, at each balance sheet date is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model and may vary significantly, based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of the Company’s common stock, risk free interest rate and the market price of the Company’s common stock.

Stock-Based Compensation

Accounting for Employee Awards:

On August 3, 2006 the Company’s Board of Directors unanimously approved the NanoSensors Equity Incentive Plan (“2006 Equity Incentive Plan”), and subsequent to the Balance Sheet date the Company’s stockholder’s approved the 2006 Equity Incentive Plan at the Annual Meeting that took place on December 13, 2006. The 2006 Incentive Plan will permit the Company to provide a broad range of stock awards to its employees, directors and consultants, and is the Company’s primary equity incentive plan.

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

Stock-based compensation expense related to NanoSensors’ share-based compensation arrangements is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F, Classification of Compensation Expense Associated with Share-Based Payment Arrangements .

Stock based compensation expense related to non-employee stock options and warrants recognized in the operating results for the twelve months ended November 30, 2006 and 2005, and for the period from December 23, 2003 (inception), through November 30, 2006 can be summarized as follows:

	Twelve Months Ended November 30, 2006		Inception through November 30,
Stock based compensation expense	2006	2005	2006
Non-employee — research and development	$0	$0	$0
Non-employee — general and administrative	39,250	0	39,250
Subtotal non-employee stock option and warrant grants	39,250	0	39,250
Total stock based compensation expense	$39,250	$0	$39,250

Non-operating expense
Interest Expense	$21,500	$0	$21,500

The weighted average estimated fair value of non-employee stock options and warrants granted in the twelve months ended November 30, 2006 was $0.028. The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of non-employee options and warrants are as follows:

Twelve Months Ended November 30, 2006
Expected volatility	180%
Expected dividend yield	0%
Risk-free interest rate	4.45%
Expected term (in years)	4.66

The following table represents all outstanding warrants as of November 30, 2006:

		Expiration
	Grant Date	Date	Number	Exercise Price
Warrants Outstanding
Other Warrants	1/21/2004	1/21/2007	75,000	$0.02
April 2004 Private Placement Agent	4/30/2004	4/30/2009	27,500,000	0.01
November 2005 Private Placement	11/10/2005	11/10/2010	3,000,000	0.01
May / June 2006 Private Placement	5/26/2006	5/26/2011	16,000,000	0.04
May / June 2006 Private Placement Agent	5/26/2006	12/19/ 2011	3,200,000	0.01
May / June 2006 Private Placement	6/13/2006	6/13/2011	41,800,000	0.04
May / June 2006 Private Placement Agent	6/13/2006	12/19/ 2011	8,360,000	0.01
May / June 2006 Private Placement	6/27/2006	6/27/2011	23,650,000	0.04
May / June 2006 Private Placement Agent	6/27/2006	12/19/ 2011	4,730,000	0.01
May / June 2006 Private Placement	10/12/2006	10/12/2011	20,000,000	0.04
May / June 2006 Private Placement Agent	10/12/2006	12/19/ 2011	4,000,000	0.01
Technical Advisory Board	7/3/2006	7/3/2011	5,000,000	0.06
Finance Consultant	8/21/2006	8/21/2011	1,000,000	0.07
Accrescent Research, Inc.	9/5/2006	9/5/2011	2,000,000	$0.04

Total Warrants Outstanding			160,315,000

5.	SHAREHOLDERS’ EQUITY:

Forward Stock Split

On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to our Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of common stock and to authorize 20 million shares of serial preferred stock, $.001 par value, and (ii) our decision to effect a 10 for 1 forward stock split in which we would issue ten shares of common stock (consisting of 9 additional shares) for every one share of common stock outstanding as of January 12, 2006. We effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006. Upon the effectiveness of the forward split, the number of shares of common stock deemed to be issued and outstanding on the effective date increased from 20,642,500 to 206,425,000. Unless otherwise noted, the share and per share data in this Annual Report, including the historical financial statements, give retroactive effect to the 10 for 1 forward split.

The following table is a summary of common stock and warrants to purchase common stock issued from inception. As of the period ending November 30, 2006, the Company had 332,226,698 shares outstanding.
	Common Shares Post-split	Common Shares (post split) Issuable for Warrants Issued	Reference
Issued during Period ended November 30, 2004
Issuance of common stock for license at $.0001 per share	50,000,000	—	(1)
Issuance of common stock for services and expenses at $.0001 per share	114,500,000	825,000	(2), (3)
Issuance of common stock for cash at $.005 per share	95,000	—	(4)
Issuance of common stock for cash at $.020 per share - net of issuance costs	27,500,000	56,000,000	(5), (6)
Issuance of common stock for cash - at $.005 per share - paid in June 2004	880,000	—	(4)
Issuance of common stock for payment of debt at $.020 per share	6,200,000	—	(7)
Issuance of common stock for expenses at $.00078 per share	1,850,000	—	(3)
Issued during Year ended November 30, 2005	—	—
Issuance of common stock for cash at $.020 per share	1,500,000	1,500,000	(8)
Issuance of common stock for cash at $0.10 per share	2,500,000	3,000,000	(9)

Issued during Year ended November 30, 2006
Issuance of common stock for cash at $0.025 per share	500,000	—	(10)
Issuance of common stock for cash at $0.03 per share	900,000	—	(10)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	16,000,000	19,200,000	(11), (12)
Cashless exercise of 2,250,000 warrants into common net of fees and warrant liability	1,800,000	—	(13)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	65,450,000	78,540,000	(11), (12)
Cashless exercise of 14,150,000 warrants into common net of fees and warrant liability	12,270,645	—	(14)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	20,000,000	24,000,000	(11), (12)
Cashless exercise of 12,950,000 warrants into common net of fees and warrant liability	10,281,053	—	(15)
Total issuances as of November 30, 2006	332,226,698	183,065,000

(1) On December 11, 2003, the Company issued 50,000,000 shares of common stock for the purchase of a license with an estimated value of $5,000.

(2) The Company issued, during the period from Inception (December 23, 2003) to November 30, 2004, 50,000,000 shares of common stock for services rendered by the CEO to the Company and 62,500,000 shares of common stock for services rendered by a loan consultant, all of which costs were expensed in the Statement of Operations for the period ended November 30, 2004.

(3) The Company issued 3,850,000 shares of common stock in aggregate to lenders and a loan consultant. Of these shares, 3,000,000 shares of common stock were issued to an unaffiliated lender at inception of his making two loans totaling $120,000 (see reference (5) below), 750,000 shares of common stock were issued to another lender at inception of another loan of $30,000 (see reference (6) below) and 100,000 shares of common stock were issued to a loan consultant in connection with these borrowings. The value of these 3,850,000 shares have been expensed as loan costs in the Statement of Operations for the period ended November 30, 2004. In addition, the lender of the $30,000 note was issued at inception of the loan, warrants to purchase 750,000 shares of Common Stock, and the loan consultant was issued 75,000 warrants to purchase 75,000 shares of Common Stock. Both are exercisable at $.02 per share, expiring on January 21, 2007.

(4) The Company issued 95,000 shares for cash consideration.

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

(9) On November 10, 2005, the Company closed on an offering of 250,000 units for an aggregate of $250,000, with each Unit consisting of ten shares of common stock and one five year warrant expiring on November 30, 2010 to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration, the financial consultant to the Company received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The Company received net proceeds of $225,000. During the quarter ended on August 31, 2006 the Company issued an additional 500,000 warrants to the investor from its November 2005 private offering. The Company issued these warrants pursuant to the liquidated damages penalty provision of the subscription agreement entered into between the Company and the investor.

(10) During the quarter ended February 28, 2006, the Company issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.030 per share for proceeds of $27,000.

(11) Issued 101,450,000 (16,000,000 May 2006, 65,450,000 June 2006 and 20,000,000 October 2006) of its securities consisting of Common Stock and Common Stock Purchase Warrants the "May 2006 Private Placement." The terms and conditions related to this offering are summarized in Footnote 6 (Private Placement).

(12) In May 2006, the Company entered into a Placement Agent Agreement with an investment banking firm to privately offer and sell on a "best efforts" basis, $1,750,000 of its securities in a private offering the “May 2006 Private Placement. ”As consideration, the placement agent received warrants to purchase 20% of the Common Stock and Common Stock Purchase Warrants sold in the Private Placement. The terms and conditions related to these warrants are summarized in 6 (Private Placement). The terms and conditions related to this offering are summarized in Footnote 6 (Private Placement).

(13) During the quarter ended May 31, 2006, the Company reduced the exercise price on 750,000 and 1,500,000 warrants held by one investor from $.02 and $.03 respectively to $.01 if these were exercised within 30 days and on a cashless basis. The investor exercised the warrants at the reduced price on a cashless basis and the Company issued a total of 1,800,000 shares of common stock. The Company recorded this as a modification of the warrant and the resulting difference of $66,750 between the fair value of the warrant immediately prior to modification and the fair value of the modified warrant on the date of exercise was recorded as dividend expense. Due to an accumulated deficit, the dividend expense of $66,750 was recorded against additional paid-in capital instead of retained earnings resulting in no impact on additional paid-in capital. The cashless exercise was recorded by accounting for the issue of 1,800,000 million shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

(14) During the quarter ended August 31, 2006, holders of 13,650,000 warrants exercised their warrants and the Company issued an aggregate of 11,884,281 shares of common stock. The Company recorded this as a modification of the warrant and the resulting difference of $95,550 between the fair-value of the warrants immediately prior to modification and the fair value of the modified warrants as of date of exercise, was recorded as dividend expense. Due to an accumulated deficit, the dividend expense of $95,550 was recorded against additional paid-in capital instead of retained earnings resulting in no impact on additional paid-in capital. In addition, during this quarter, a holder of 500,000 Bridge warrants exercised them on a cashless basis at an exercise price of $0.025. The Company issued 386,364 shares of common stock to the Bridge warrant holder. The cashless exercises were recorded by accounting for the issue of 12,270,645 shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

(15) During the quarter ended November 30, 2006, holders of 12,950,000 warrants exercised their warrants and the Company issued an aggregate of 10,281,053 shares of common stock. The Company recorded this as a modification of the warrant and the resulting difference of $40,900 between the fair-value of the warrants immediately prior to modification and the fair value of the modified warrants as of date of exercise, was recorded as dividend expense. Due to an accumulated deficit, the dividend expense of $40,990 was recorded against additional paid-in capital instead of retained earnings resulting in no impact on additional paid-in capital. The cashless exercises were recorded by accounting for the issue of 10,281,053 shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

6.	PRIVATE PLACEMENT:

Private Placement

On May 11, 2006 the Company commenced a private offering of its securities consisting of shares of Common stock and Common Stock Purchase Warrants. The terms and conditions of various agreements provide for certain key features related to this offering, which are briefly summarized as follows:

The Securities Purchase Agreement provided that each unit is at $.01 with a minimum investment of $50,000. Each unit entitles the investor to one common share (par value of $.001) and one warrant (“Investor Warrant”). The offering was for 1,000,000 units with an additional 750,000 units as oversubscription amount. Pursuant to this agreement, the Company agreed that 60% of the gross proceeds will remain in escrow until the registration statement contemplated by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission and the Company obtains shareholder approval to increase its authorized capital. Investor Warrants are exercisable at $0.04 per share for a period of five years from the date of issuance. Investor Warrants have provision for cashless exercise at the option of the holder, redemption features at the option of the Company, transfer restrictions, registration rights and exercise limitations. The agreement also provides for appointment to its Board of Directors (the “Board”) of one independent director nominated for election by the purchasers of a majority of the Units subscribed for and nomination of such individual for reelection to the Board for at least two subsequent years.

The Company was required to pay to a Selling Agent, under a Selling Agent Agreement, a 10% commission on gross proceeds received by the Company and a 3% non-accountable expense reimbursement. The 10% commission is initially payable only on the non-escrowed funds and on the escrowed funds it is payable when they are released to the Company. Also, the Company is required to issue to the Selling Agent, warrants (“Agent Warrant”) equal to 20% of the total number of shares sold in the private placement. Each Agent Warrant is to be issued to the Selling Agent for $.0001 and the warrant is exercisable into one common share and one warrant at $.01 each. The additional warrant is further convertible into common shares at $.01 each. Both warrants are exercisable for five years. The terms of the Agent Warrants are generally similar to Investor Warrants, except for initial payment of $.0001 for each Agent Warrant compared to none for an Investor Warrant; exercise price of $.01 compared to $.04; consideration is one common share and one warrant for each Agent Warrant as compared to just one common share for the Investor Warrant and the Agent Warrants also have a cashless exercise at any time. The Investor Warrants have a cashless exercise, if after 180 days following the final closing of the offering, an effective registration statement is not available for the resale of all of the warrant shares to be issued against the warrant.

The Registration Rights Agreement provides for preparing and filing with the SEC a Registration Statement covering the resale of all Registrable Securities not already covered by an existing and effective Registration Statement for an offering to be made on a continuous basis pursuant to Rule 415. Each of the following events of non-compliance, (i) late filing of a Registration Statement, (ii) the Registration Statement is not declared effective by SEC prior to the 100th day or 120th day (as the case may be) or (iii) if after the effective date, the Registration Statement ceases to be effective for any reason, would result in a penalty of 2% per month of purchase price paid by each Investor up to a maximum of 6 months for each penalty event. The Company at its option may, instead of cash issue shares for the 2% penalty based on the five-day average of closing bid price of the Company’s Common Stock for five trading days immediately preceding the penalty event.

In June 2006, the Company completed this private placement of units and raised total gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year investor warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. Of this amount, as of November 30, 2006, $715,000 was retained in escrow. Accordingly, the aggregate offering proceeds released to the Company at November 30, 2006, was $1,014,500, and the net proceeds to the Company, after payment of expenses and commissions, was approximately $793,000. The Company is using the offering proceeds for working capital and payment of accrued compensation. The Company has paid (as of November 30, 2006) $101,450 to the selling agents and issued 20,290,000 Agent Warrants to the selling agents. Each warrant is exercisable into one share common stock and one common stock purchase warrant (which, on a fully-diluted basis, would result in the issuance of an aggregate of 40,580,000 shares of common stock upon exercise).

The Company has issued, as of November 30, 2006, an aggregate of 101,450,000 shares of common stock and warrants to purchase 101,450,000 shares of common stock to the investors and upon its satisfaction of the post-closing covenants, which occurred in December 2006, issued an additional 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock to the investors. In addition, upon the Company’s satisfaction of the post-closing covenants, it issued an additional 14,300,000 Unit Warrants to the selling agents (which, on a fully-diluted basis, results in the issuance of an aggregate of 28,600,000 shares of common stock upon exercise) and paid commissions to the selling agents of $71,500 upon the release of the remaining funds from escrow.

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

The Company values the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of return ranging from 4.45% to 4.74%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of between 176% and 183%. The warrants issued during the second quarter to investors and the Selling Agent (16,000,000 and 3,200,000, respectively) were initially valued on the date of issue at $1,590,400, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $86,163 and the excess of $1,504,237 has been expensed in the statement of operations. The warrants issued during the third quarter to investors and the Selling Agent (65,450,000 and 13,090,000, respectively) were initially valued on the date of issue at $5,510,120, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $445,463 and the excess of $5,064,657 has been expensed in the statement of operations. The warrants issued during the fourth quarter to investors and the Selling Agent (20,000,000 and 4,000,000, respectively) were initially valued on the date of issue at $716,000, which as been recorded as a debit to additional paid in capital to the extent of the net proceeds of $180,000 and the excess of $536,000 has been expensed in the statement of operations.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of and during the year-ended November 30, 2006, the 101,450,000 Investor Warrants and the 20,290,000 Agent Warrants were revalued and the change in fair value of these warrants from their initial value of $7,816,520, to $2,106,300 or $5,710,220 has been recorded as reduction of expense related to fair value of warrant liability in the statement of operations.

As described in greater detail in Item 5 of Part II of this Annual Report on Form 10-KSB, as of December 28, 2006, subsequent to the balance sheet date, the remaining $715,000 of gross proceeds was released to the Company from escrow.

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

7.	RELATED PARTY TRANSACTIONS:

As of November 30, 2006, accounts and advances payable to related parties only consist of consulting fees payable to Dr. Ted Wong in the amount of $37,500 (See Note 8. Employment Agreement with Dr. Ted Wong and Part II, Item 1. Legal Proceedings Dr. Matthew Zuckerman).

8.	COMMITMENTS AND CONTINGENCIES:

Office Lease

The Company leases office space in Santa Clara, California under an operating lease, with a two year commitment expiring February 29, 2008. The monthly payments of base rent plus operating expenses charged to the Statement of Operations for the year ended November 30, 2006 and 2005 and for the cumulative period from inception (December 23, 2003) to November 30, 2006 was $31,840, $32,565 and $97,732, respectively.

The Company’s remaining obligations under this lease are $32,083 for the period from December 1, 2006 to November 30, 2007 and $8,121 for the period from December 1, 2007 to February 28, 2008. This lease is personally guaranteed by Dr. Ted Wong.

Michigan State License Agreement

The Company entered into a technology license agreement with Michigan State University effective as of August 21, 2006. Pursuant to this license agreement, the Company was granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of detecting certain selected bacteria. The licensed technology and rights are for a nanoporous silicon-based electrochemical DNA biosensor platform that the Company intends to deploy in biosensor devices. The Company also obtained the right to expand the scope of the licensed rights to utilize the licensed technology for additional fields of use. The license agreement has a term of 15 years or the duration of the patent rights licensed, whichever is longer. In consideration of the licenses granted, the Company paid the licensor an up-front cash license fee of $20,000 which was expensed in the statement of operations and will pay royalties based on a percentage of the adjusted gross sales derived from commercial applications of the licensed technologies. The Company is required to pay minimum royalty payments of $10,000 per year commencing in calendar year 2008 through 2012. These minimum royalty payments increase after 2012 as specified in the agreement. These annual minimum fees, may be offset by the earned royalties. The licensor has the right to terminate the license agreement or render the license non-exclusive after three years from the effective date if the Company has not commenced the commercialization of the licensed technology or is not demonstrably engaged in a research, development, manufacturing, marketing or sublicensing program directed toward such end. The licensor may also exercise such rights in the event the Company does not cure a material default of its obligations under the license agreement.

Pohang University License Agreement

The Company entered into a technology license agreement with Pohang University of Science and Technology (South Korea) effective as of September 11, 2006. Pursuant to this license agreement, the Company was granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of use of detecting targeted agents for Homeland Security and Environmental Protection Agency applications. The licensed technology and rights relate to the development of carbon nanotube sensor platforms that the Company intends to deploy in sensor devices. The license agreement has a term of 15 years or the duration of the patent rights licensed, whichever is longer. In consideration of the licenses granted, the Company paid the licensor an up-front cash license fee of $20,000 which was expensed in the statement of operations and will pay royalties based on a percentage of the adjusted gross sales derived from commercial applications of the licensed technologies. The Company is required to pay a minimum royalty payments of $10,000 per year commencing in calendar year 2008 through 2012. These minimum royalty payments increase after 2012 as specified in the agreement. These annual minimum fees, may be offset by the earned royalties. The licensor has the right to terminate the license agreement or render the license non-exclusive after three years from the effective date if the Company has not commenced the commercialization of the licensed technology or is not demonstrably engaged in a research, development, manufacturing, marketing or sublicensing program directed toward such end. The licensor may also exercise such rights in the event the Company does not cure a material default of its obligations under the license agreement.

Employment Agreements

On August 3, 2006, the Company entered into three year employment agreements with Ted Wong, Chairman and Chief Executive Officer, and Joshua Moser, Vice President and Chief Operating Officer.

Agreement with Ted Wong

The Company will pay Mr. Wong an annual base salary of $144,000 under the employment agreement and a signing bonus of $40,000. In addition, the Company agrees to pay Mr. Wong a performance bonus of up to a maximum of $50,000 in the event he achieves certain milestones defined in the employment agreement.

In connection with his entering into the employment agreement, the Company awarded Mr. Wong two grants of options, both of which were subject to the approval of the Company's stockholders of the Company’s 2006 Equity Incentive Plan, which was approved on December 13, 2006. The initial grant consisted of options to purchase 5,000,000 shares of common stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 13,000,000 shares of common stock, which shall vest in 30 equal monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of the Company's common stock on the effective date of the employment agreement. Furthermore, all of the options granted to Mr. Wong will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of the Company or if Mr. Wong is terminated without cause.

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

In connection with his entering into the employment agreement, The Company awarded Mr. Moser two grants of options, both of which were subject to the approval of the Company's stockholders of the Company’s 2006 Equity Incentive Plan, which was approved on December 13, 2006. The initial grant consisted of options to purchase 4,000,000 shares of common stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 10,200,000 shares of common stock, which shall vest in 30 equal monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of the Company's common stock on the effective date of the employment agreement. Furthermore, all of the options granted to Mr. Moser will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of the Company or if Mr. Moser is terminated without cause.

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

Technical Advisory Board

On July 5, 2006, the Company entered into consulting agreements with five technical consultants. Under the terms of these consulting agreements the Company will pay each individual $1,500 per month and issue each consultant warrants exercisable for 1,000,000 shares of its common stock at a per share exercise price based on the Company’s closing price per share on the date each consulting agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. The Company can terminate these agreements, without cause, by providing two months notice. If the Company terminates these agreements within twenty-four months, then the unvested warrants are cancelled. (See Note 4 for accounting of these warrants). These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

Accrescent Research

On September 8, 2006, the Company entered into a consulting agreement with Accrescent Research to assist with developing marketing and business strategies. Under the terms of this consulting agreement the Company will pay Accrescent Research $3,000 per month and issue warrants exercisable for 2,000,000 shares of its common stock at a per share exercise price based on the Company’s closing price per share on the date the consulting agreement was executed. These warrants vest on a monthly basis over a twenty-four month period. The Company can terminate this agreement, without cause, by providing two months notice. If the Company terminates this agreement within twenty-four months, then the unvested warrants are cancelled. (See Note 4 for accounting of these warrants). These warrants were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and the securities were issued without any form of general solicitation or general advertising.

The following table lists the future payments required on the Company’s commitments at November 30, 2006:

Obligations	2007	2008	2009	2010	2011	Thereafter
Office Lease	$32,083	$8,121	$—	$—	$—	$—
Michigan State Technology License	0.00	10,000	10,000	10,000	10,000	210,000
Pohang University Technology License	0.00	10,000	10,000	10,000	10,000	210,000
Employment Agreements	264,000	264,000	176,000	—	—	—
Technical Advisory Board	90,000	52,500	—	—	—	—
Accrescent Research	36,000	30,000	—	—	—	—
Totals	$422,083	$374,621	$196,000	$20,000	$20,000	$420,000

9.	SUBSEQUENT EVENTS:

Annual Meeting of Stockholders

On December 13, 2006, at the Company’s 2006 Annual Meeting of Stockholders, the Company’s stockholders considered and approved the following proposals:

•	Election of Ted L. Wong and Robert Baron as directors;

•	Approval of the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 950,000,000 shares; and

•	Adoption of the Company’s 2006 Equity Incentive Plan which includes an initial reserve of 80,000,000 shares of the Company’s common stock.

Final Release of Funds from Escrow

On December 27, 2006, the Company received gross proceeds of $715,000 from escrow after satisfying the covenants it agreed to in connection with its private placement of units, which closed in June 2006 (see Note 6). The Company issued the investors an aggregate of 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock exercisable for a period of five years at a per share exercise price of $0.04. From the gross proceeds, the Registrant paid additional commissions of $71,500 to the selling agents in the private placement and issued them unit purchase warrants to purchase 14,300,000 units of our securities, consisting of 14,300,000 shares of common stock and 14,300,000 warrants. The unit purchase warrants are exercisable for a period of five years at a per unit exercise price of $0.01. After payment of commissions and expenses associated with this closing, the Registrant will receive net proceeds of approximately $613,500. The Company intends to use the proceeds for working capital and general business purposes. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Registrant believes that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of common stock issued in the closing and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 19, 2006.

Letter of Intent for Acquisition of Assets of DKL International, Inc.

On January 31, 2007 the Company entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets The Letter of Intent provides that the Company will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of the DKL. In connection with the execution of the Letter of Intent, the Company provided DKL with an initial bridge loan of $40,000, which it will use for working capital and to pay for its acquisition costs pending the closing. Although the Company may provide DKL with additional operating funds pursuant to the bridge loan, the Company has no further obligation unless the parties execute the definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be extinguished. The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

Warrant Exercises

On February 6, 2007, the Company issued 3,000,000 shares of common stock on the exercise of warrants at $0.01 per share for proceeds of $30,000.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this February 27, 2007.

NANOSENSORS, INC.

/s/ Ted. L. Wong
Ted L. Wong
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Ted L. Wong	Chief Executive Officer, Chief Financial	February 27, 2007
Ted L. Wong	Officer and Director (Principal Executive and Financial Officer)

/s/ Robert A. Baron	Director	February 27, 2007
Robert A. Baron