Form 10QSB
period 2007-02-28
NANOSENSORS INC
filed 2007-04-16
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period and Three Months Ended February 28, 2007
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition Period From ____________________ To __________________

Commission File Number: 000-51007

NANOSENSORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Wyatt Drive, Suite #2 Santa Clara, CA	95054
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16 , 2007
Common Stock, $0.001 par value per share	406,726,698 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

INDEX

PART I. FINANCIAL INFORMATION	Page(s)

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Balance Sheets - February 28, 2007 (unaudited) and November 30, 2006	3

Statements of Operations for the Period
from date of inception to February 28, 2007 and the three month periods ended February 28, 2007 and February 28, 2006 (unaudited)	4

Statements of Cash Flows for the Period
from date of inception to February 28, 2007 and the three month periods ended February 28, 2007 and February 28, 2006 (unaudited)	5

Statement of Shareholders’ Deficit for the Period
from the date of inception to February 28, 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	21

ITEM 2. CHANGES IN SECURITIES	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21-22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22-23

Signatures	24

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	February 28, 2007	November 30, 2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$424,583	$244,915
Cash held in escrow	-	715,000
Other current assets	39,816	28,426

TOTAL CURRENT ASSETS	464,399	988,341

PROPERTY AND EQUIPMENT - net of accumulated
depreciation of $5,692 and $5,440, respectively	5,123	14,030

OTHER ASSETS:
Deposit and other assets - net of amortization	5,917	6,333
Deferred acquisition cost	36,749	-
Notes receivable	40,000	-

TOTAL ASSETS	$552,188	$1,008,704

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$156,130	$281,338
Accounts payable - related party	12,500	37,500
Derivative liability from warrants issued	1,521,960	2,106,300
Accrued employee benefits	8,884	7,987
Client escrow funds	-	715,000

TOTAL CURRENT LIABILITIES	1,699,474	3,148,125

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 20,000,000 shares
authorized; no shares issued	-	-
Common stock, $.001 par value; 950,000,000 and 500,000,000 shares authorized; 406,726,698 and 332,226,698 shares issued
and outstanding in 2007 and 2006, respectively	406,727	332,227
Additional paid-in capital	750,215	714,250
Deficit accumulated during the development stage	(2,304,228)	(3,185,898)

	(1,147,286)	(2,139,421)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$552,188	$1,008,704

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative
	Period from Inception	Three Months	Three Months
	(December 23, 2003) to	Ended	Ended
	February 28, 2007	February 28, 2007	February 28, 2006

NET SALES	$11,688	$-	$-

COSTS AND EXPENSES:
General and administrative expense	1,409,991	298,207	91,854
Research and development	605,973	51,014	-
Depreciation and amortization	41,026	668	817
Write-off of licenses	61,750	-	-

TOTAL COSTS AND EXPENSES	2,118,740	349,889	92,671

LOSS FROM OPERATIONS	(2,107,052)	(349,889)	(92,671)

OTHER INCOME (EXPENSE)
Income (expense) related to fair value of warrant liability	(166,834)	1,227,840	-
Interest expense	(40,357)	(253)	-
Interest income	10,015	3,972	6
INCOME (LOSS) BEFORE INCOME TAXES	(2,304,228)	881,670	(92,665)

Provision (credit) for income taxes	-	-	-

NET INCOME (LOSS)	$(2,304,228)	$881,670	$(92,665)

BASIC NET INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	222,137,101	383,010,031	205,765,000

DILUTED NET INCOME (LOSS)
PER SHARE	$(0.01)	$0.002	$(0.00)

DILUTED COMMON SHARES OUTSTANDING	222,137,101	389,465,732	205,765,000

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Cumulative Period from
	Inception (December 23, 2003)	Three Months Ended	Three Months Ended
	to February 28, 2007	to February 28, 2007	to February 28, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,304,228)	$881,670	$(92,665)
Adjustment to reconcile net loss to net cash utilized in
operating activities:
Depreciation and amortization	41,026	668	816
Write-off of licenses	61,750	-	-
Stock based compensation and warrants issued	154,117	80,465	-
Expenses (income) related to fair value of warrant liability	166,834	(1,227,840)	-
Change in operating assets and operating liabilities:		-
Prepaid expenses and other assets	(39,816)	(11,391)	(1,997)
Accrued employee benefits	5,975	898	(4,205)
Accounts payable and accrued expenses	295,538	(150,208)	-
Net cash used by operating activities	(1,618,804)	(425,738)	(98,051)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(19,470)	-	-
Proceeds from return of equipment	8,655	8,655	-
Purchase of license	(90,000)	-	-
Deposit and other assets	(44,749)	(36,749)	(5,000)
Notes receivable	(40,000)	(40,000)
Net cash used in investment activities	(185,564)	(68,094)	(5,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,228,951	673,500	39,500
Net cash provided by financing activities	2,228,951	673,500	39,500

NET INCREASE IN CASH	421,673	179,668	(63,551)
Cash at beginning of period	-	244,915	191,940

CASH AT END OF PERIOD	$424,583	$424,583	$128,389

NON CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of 116,350,000 common shares for services	12,902	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	22,576	3,972	-
Cashless exercise of warrants into common stock	24,352	-	-
Warrants issued recorded as liability	1,355,126	643,500	-
Dividend expenses on induced conversion of warrants	203,200	-	-
Release of escrow funds and related liabilitiy	715,000	715,000

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

				Deficit
			Additional	Accumulated
	Common		Paid - in	During the
	Shares	Amount	Capital	Development Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)		$-	$-	$-	$-

Issuance of common stock for license at $0.0001	50,000,000	50,000	(45,000)	-	5,000

Issuance of common stock for services and expenses	114,500,000	114,500	(103,050)	-	11,450
at $0.0001 per share

Issuance of common stock for cash at $0.005 per share	95,000	95	380	-	475

Issuance of common stock for cash at $0.020 per share-	27,500,000	27,500	435,500	-	463,000
net of issuance costs

Issuance of common stock for note receivable - at	880,000	880	3,520	-	4,400
$0.005 per share - paid in June 2004

Issuance of common stock for payment of debt	6,200,000	6,200	117,800	-	124,000
at $0.020 per share

Issuance of common stock for expenses at $0.00078 per share	1,850,000	1,850	(398)	-	1,452

Net Loss	-	-	-	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(131,722)

Issuance of common stock for cash at $0.020 per share	1,500,000	1,500	28,500	-	30,000

Issuance of common stock for cash at $0.10 per share,	2,500,000	2,500	222,500	-	225,000
net of issuance costs

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(210,847)

Issuance of common stock for cash at $0.025 per share	500,000	500	12,000	-	12,500

Issuance of common stock for cash at $0.030 per share	900,000	900	26,100	-	27,000

Issuance of common stock for cash at $0.01 per share	16,000,000	16,000	-	-	16,000
net of fees and fair value of warrant liability

Cashless exercise of 2,250,000 warrants into common	1,800,000	1,800	(1,800)	-	-
stock net of fees and warrant liability

Adjustment resulting from warrant modification	-	-	66,750	-	66,750
Deemed dividends re: induced conversion of warrants	-	-	(66,750)	-	(66,750)

Issuance of common stock for cash at $0.01 shares	65,450,000	65,450	-	-	65,450
net of fees and fair value of warrant liability

Cashless exercise of 14,150,000 warrants into common	12,270,645	12,271	(12,271)	-	-
stock

Adjustment resulting from warrant modification	-	-	95,550	-	95,550
Deemed dividends re: induced conversion of warrants	-	-	(95,550)	-	(95,550)

Issuance of common stock for cash at $0.01 shares	20,000,000	20,000	(20,000)	-	-
net of fees and fair value of warrant liability

Cashless exercise of 12,950,000 warrants into common	10,281,053	10,281	(10,281)	-	-
stock

Stock Based Compensation	-	-	60,750	-	60,750

Adjustment resulting from warrant modification	-	-	40,900	-	40,900
Deemed dividends re: induced conversion of warrants	-	-	(40,900)	-	(40,900)

Net Loss	-	-	-	(2,110,274)	(2,110,274)

BALANCE AS OF NOVEMBER 30, 2006	332,226,698	332,227	714,250	(3,185,898)	(2,139,421)

Issuance of common stock for cash at $0.01 shares	71,500,000	71,500	(71,500)	-	-
net of fees and fair value of warrant liability

Issuance of common stock for cash at $0.01 per share	3,000,000	3,000	27,000	-	30,000

Stock Based Compensation	-	-	80,465	-	80,465

Net Income	-	-	-	881,670	881,670

BALANCE AS OF FEBRUARY 28, 2007	406,726,698	$406,727	$750,215	$(2,304,228)	$(1,147,286)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)

1.	ORGANIZATION:

The Company was incorporated under the laws of the State of Nevada on December 23, 2003 with authorized common stock of 500,000,000 shares at $.001 par value (See also Note 8). The Company effected a 10:1 stock split as of January 5, 2006. The Financial Statements presented here for the periods prior to this date have been restated to give effect to this stock split as if the split occurred at the date of inception.

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant commercial operations.

The Company has elected November 30 as its fiscal year end.

2.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to February 28, 2007 aggregating $2,304,228 and has a working capital deficit of $1,235,076 as of February 28, 2007. Excluding the liability for warrants accounted as a derivative, the net working capital is $286,884. The recurring operating losses are due to the Company being in the development stage, and that it has yet to establish commercial operations. The Company has no cash flows from revenues and has been utilizing the proceeds from the sale of its securities primarily on research and development activities and administrative costs.

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

Basis of Presentation

The interim financial information, as of February 28, 2007 and for the three-month periods ended February 28, 2007 and 2006 and for the cumulative period from inception (December 23, 2003) to February 28, 2007, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2007, and results of operations, statement of shareholders’ deficit and cash flows for the three months ended February 28, 2007 and 2006, and for the cumulative period from inception (December 23, 2003) to February 28, 2007 as applicable, have been made. The results of operations for the three months ended February 28, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants issued to employees, non-employees and investors as of February 28, 2007 and 2006 aggregated 277,661,348 and 60,825,000, respectively. All per common share calculations reflect the 10:1 stock split made effective as of January 5, 2006.

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

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155 – “Accounting for Certain Hybrid Financial Instruments” which amends certain sections of SFAS No. 133. The Company has adopted this standard which did not have a material effect on its financial statements.

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

Stock Based Compensation: Employees and Directors

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (FAS 123R). The fair value of stock options granted is determined using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Although the Company’s Board of Directors approved the grant of options to certain employees and directors during the 2006 fiscal year, these awards which total 34,621,463 options were granted subject to shareholder approval, which occurred on December 13, 2006 (See note 5). Accordingly, no options were deemed granted to employees or directors during the year ended November 30, 2006.

4.	WARRANT DERIVATIVE LIABILITY & STOCK BASED COMPENSATION:

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

The valuation of the warrant liability is discussed in Note 5, and is based on a Black Scholes model and may vary significantly, based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of the Company’s common stock, risk free interest rate and the market price of the Company’s common stock.

Accounting for Employee Awards:

On December 13, 2006 the Company’s stockholder’s approved the NanoSensors Equity Incentive Plan (“2006 Equity Incentive Plan”). The 2006 Incentive Plan permits the Company to provide a broad range of stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s primary equity incentive plan for its employees, consultants and directors.

The Company accounts for all employee awards in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company will utilize the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Stock based compensation expense related to employee and non-employee stock options and warrants recognized in the operating results for the three months ended February 28, 2007 and 2006, and for the period from December 23, 2003 (inception), through February 28, 2007 can be summarized as follow:

	Three Months Ended February 28, 2007		Inception through
Stock based compensation expense	2007	2006	February 28, 2007

Employee — research and development	$0	$0	$0
Non-employee — research and development	0	0	0
Employee — general and administrative	73,048	0	73,048
Non-employee — general and administrative	7,417	0	46,667
Total stock based compensation expense	$80,465	$0	$119,715

The weighted average fair value of each employee stock option and warrant granted during the three months ended February 28, 2007 was $0.0073. As of February 28, 2007, there was $198,695 of total unrecognized compensation cost related to non-vested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 8.55 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of employee and non-employee options and warrants are as follows:

Three Months Ended February 28, 2007
Expected volatility	188 - 195%
Expected dividend yield	0%
Risk-free interest rate	4.50 - 4.82%
Expected term (in years)	2 - 5

 The following table represents all our stock options and warrants granted, exercised, and forfeited during the three months ended as of February 28, 2007.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Contractual	Value
Stock Options		per Share	Term
Outstanding at December 1, 2006	160,315,000	$0.031
Granted	120,421,348	$0.039
Cancelled	-
Exercised	(3,000,000)	$0.010
Forfeited/expired	(75,000)	$0.020
Outstanding at February 28, 2007	277,661,348	$0.035	4.1 years	$ 0

Exercisable at February 28, 2007	247,693,005	$0.033	4.5 years	$ 0

5.	SHAREHOLDERS’ EQUITY:

Private Placement

On December 27, 2006, the Company received gross proceeds of $715,000 from escrow after satisfying the covenants it agreed to in connection with its private placement of units, which closed in June 2006. The Company issued the investors an aggregate of 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock exercisable for a period of five years at a per share exercise price of $0.04. From the gross proceeds, Company paid additional commissions of $71,500 to the selling agents in the private placement and issued them unit purchase warrants to purchase 14,300,000 units of our securities, consisting of 14,300,000 shares of common stock and 14,300,000 warrants. The unit purchase warrants are exercisable for a period of five years at a per unit exercise price of $0.01. After payment of commissions and expenses associated with this closing, the Company received net proceeds of approximately $643,500. The Company intends to use the proceeds for working capital and general business purposes. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Registrant believes that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of common stock issued in the closing and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 19, 2006.

In total for the private placement that commenced on May 11, 2006, the Company issued an aggregate of 172,950,000 shares of common stock and warrants to purchase 172,950,000 shares of common stock to the investors. In addition, the Company issued 34,590,000 Unit Warrants to the selling agents (which, on a fully-diluted basis, results in the issuance of an aggregate of 69,180,000 shares of common stock upon exercise) and paid commissions to the selling agents of $172,950.

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

The Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of return ranging from 4.52% to 4.64%, which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of between 181% and 195%. The warrants issued during the second quarter of 2006 to investors and the Selling Agent (16,000,000 and 3,200,000, respectively) were initially valued on the date of issue at $1,590,400, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $86,163 and the excess of $1,504,237 has been expensed in the statement of operations. The warrants issued during the third quarter of 2006 to investors and the Selling Agent (65,450,000 and 13,090,000, respectively) were initially valued on the date of issue at $5,510,120, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $445,463 and the excess of $5,064,657 has been expensed in the statement of operations. The warrants issued during the fourth quarter of 2006 to investors and the Selling Agent (20,000,000 and 4,000,000, respectively) were initially valued on the date of issue at $716,000, which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $180,000 and the excess of $536,000 has been expensed in the statement of operations. The warrants issued during the first quarter of 2007 to investors and the Selling Agent (71,500,000 and 14,300,000) were initially valued on the date of issue at $929,500 which has been recorded as a debit to additional paid in capital to the extent of the net proceeds of $643,500 and the excess of $286,000 has been expensed in the statement of operations.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of and during the quarter-ended February 28, 2007, the 172,950,000 Investor Warrants and the 69,180,000 Agent Warrants were revalued and the change in fair value of these warrants from their initial value of $3,035,800, to $1,521,960 or $1,513,840 has been recorded as reduction of expense related to fair value of warrant liability in the statement of operations.

The securities sold in this Offering were not registered under the Securities Act of 1933, as amended, and were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Company believes that the investors and the selling agent are “accredited investors,” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Exercise of Warrants

On February 6, 2007, the Company issued 3,000,000 shares of common stock on the exercise of warrants at $0.01 per share for proceeds of $30,000. These warrants were issued in connection with the Company’s November 2005 private placement.

These transactions were consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Employee and Director Option Grants

On December 13, 2006 the Company’s stockholder’s approved the 2006 Equity Incentive Plan. During the quarter ended February 28, 2007 the Company issued options to the following employees and directors:

Name	Total Amount	Vested as of February 28, 2007	Unvested as of February 28, 2007
Dr. Ted Wong	18,000,000	5,433,333	12,566,667
Joshua Moser	14,200,000	4,340,000	9,860,000
Robert Baron	2,421,348	421,348	2,000,000
Totals	34,621,348	10,194,681	24,426,667

6.	RELATED PARTY TRANSACTIONS:

As of the end of this quarter, accounts and advances payable to related parties only consist of consulting fees payable to Dr. Ted Wong in the amount of $12,500.

7.	COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s commitments for the remaining three quarters of fiscal 2007 and fiscal years ending in 2008 and thereafter:

Obligations	2007	2008	2009	2010	2011	Thereafter
Office Lease	$23,962	$8,121	$------------	$------------	$------------	$------------
Michigan State Technology License	0.00	10,000	10,000	10,000	10,000	210,000
Pohang University Technology License	0.00	10,000	10,000	10,000	10,000	210,000
Employment Agreements	198,000	264,000	176,000	------------	------------	------------
Technical Advisory Board	67,500	52,500	----------	------------	------------	------------
Accrescent Research	27,000	30,000	----------	----------	----------	------------
Totals	$316,462	$374,621	$196,000	$20,000	$20,000	$420,000

8.	SIGNIFICANT EVENTS:

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

Letter of Intent for Acquisition of Assets of DKL International, Inc.

On January 31, 2007, the Company entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets. The Letter of Intent provides that the Company will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of DKL. In connection with the execution of the Letter of Intent, the Company provided DKL with an initial bridge loan of $40,000, which it will use for working capital and to pay for its acquisition costs pending the closing. Although the Company may provide DKL with additional operating funds pursuant to the bridge loan, the Company has no further obligation unless the parties execute a definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be applied to the purchase price. In the event that the Acquisition does not close as a result of DKL or the Company terminating the Letter of Intent, the bridge loan shall convert into a two-year loan maturing on the second anniversary date of the last advance of the bridge loan and will bear interest at a rate of 10% per annum , payable semi-annually, together with principal payments of $25,000 and a balloon payment of the remaining principal and interest due at the end of the two years.

The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, as may be required, and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

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

From December 1, 2006 through February 28, 2007, we did not generate any revenue from operations. As we do not expect to generate meaningful revenues or profits over the next fiscal year, management of cash flow is extremely important. During 2005, our research and development expenses were $17,210 and during the year ended November 30, 2006, research and development expenses were $77,509. For the three months ended February 28. 2007, our research and development expenses were $51,014, whereas for the three months ended February 28, 2006, we did not record any expenses. We expect to incur additional losses to perform further research and development activities. We do not currently have any products commercially available. As described elsewhere, we are currently developing a product to detect e.coli; however, this product is currently undergoing pre-commercial release field testing and we cannot provide any assurances as to what the results of the testing will be nor can we guarantee that this product will be accepted in the marketplace. Our increase in research and development expenses are attributable to the development of our biosensor product.

On December 13, 2006, our stockholders approved an amendment to our Articles of Incorporation in order to increase our number of authorized shares of shares of common stock to 950,000,000 shares, and we filed the Certificate of Amendment to our Articles of Incorporation with the State of Nevada on such date.

Forward Stock Split

On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to our Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of Common Stock and to authorize 20 million shares of Preferred Stock, $.001 par value, and (ii) our decision to effect a 10 for 1 forward stock split in which we would issue ten (10) shares of Common Stock (consisting of 9 additional shares) for every one share of Common Stock outstanding as of January 12, 2006. We effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006. Upon the effectiveness of the forward split, the number of shares of Common Stock deemed to be issued and outstanding increased from 20,642,500 to 206,425,000.

Technology Licenses

In fiscal 2006, we entered into technology license agreements with Michigan State University and Pohang University of Science and Technology in order to acquire rights to technology that we expect to deploy in commercial sensor devices based on nanoporous silicon and carbon nanotube platforms. We are currently engaged in product design and testing activities concerning these recently licensed technologies. Pursuant to these license agreements, we paid each of the licensors an up-front cash fee of $20,000 and will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies. In addition, commencing in 2008, we will be obligated to pay each of the licensors an annual minimum payment of $10,000, which obligation increases during the term of the agreement up to a maximum of $30,000, which payment may be offset by the earned royalties. These agreements are discussed in greater detail under the sub-heading “Technology” in the “Business” section of our Annual Report.

Letter of Intent for Acquisition of Assets of DKL International, Inc.

As of January 31, 2007, we entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets. The Letter of Intent provides that we will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of DKL. In connection with the execution of the Letter of Intent, we provided DKL with an initial bridge loan of $40,000, which it will use for working capital and to pay for its acquisition costs pending the closing. Although we may provide DKL with additional operating funds pursuant to the bridge loan, we have no further obligation unless the parties execute a definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be applied to the purchase price. In the event that the Acquisition does not close as a result of us or DKL terminating the Letter of Intent, the bridge loan shall convert into a two-year loan maturing on the second anniversary date of the last advance of the bridge loan and will bear interest at a rate of 10% per annum , payable semi-annually, together with principal payments of $25,000 and a balloon payment of the remaining principal and interest due at the end of the two years.

The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, as may be required, and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. NanoSensors’ believes that other than the adoption of SFAS No. 123 (revised 2004,) “Share-Based Payment and the accounting policy related to Warrants and Freestanding Derivative Financial Instruments:, there have been no significant changes during the nine months ended August 31, 2006 to the items that were disclosed as our significant accounting policies in Note 2 of our Annual Report on Form 10-KSB for November 30, 2006. We currently believe the following accounting policies to be critical:

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

Income Taxes

The income tax benefit is computed on the pre-tax loss based on current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. No benefit is reflected for deferred tax assets arising from net loss carry-forwards since management cannot determine that it is likely that such assets will be realized.

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

The valuation of the options is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock on the date of vesting.

Results of Operations for the Three Months Ended February 28, 2007 as Compared to the Three Months Ended February 28, 2006.

For the three months ended February 28, 2007 and February 28, 2006, we did not have sales. We are still in the development stage. During the three months ended February 28, 2007, our total costs and expenses increased 277% to $349,889, whereas for the three months ended February 28, 2006, we recorded total costs and expenses of $92,671. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our Technical Advisory Board, Dr. Ted Wong, Joshua Moser, and one other consultant, along with expenses incurred for developing prototypes of our biosensor, and increases in legal and accounting fees

Research and development expenses for the three months ended February 28, 2007, increased to $51,014, whereas for the three months ended February 28, 2006, we did not record any expenses. All research and development costs are expensed as incurred. Our increase in research and development expenses are attributable to the development of our biosensor product .

Depreciation and amortization expense for the three month periods ended February 28, 2007 and February 28, 2006 were $668 and $817 respectively.

Other Income for the three month period ended February 28, 2007 was $1,231,559, whereas for the three months ended February 28, 2006, we recorded Other Income of $6. We recorded $1,227,840 as income related to the fair value of the liability of the warrants we issued to investors and placement agents (See Note 5 to Financial Statements). For the three month period ended February 28, 2007 we had interest income of $3,972 whereas for the three months ended February 28, 2006, we recorded Interest Income of $6.

Net income for the three months ended February 28, 2007 was $881,670, whereas for the three months ended February 28, 2006, we had a net loss of $92,665. Excluding the amount of the change in Fair Value of Warrant Liabilities during the three months ended February 28, 2007, we had a net loss of $346,170. During the three months ended February 28, 2006, we did not incur a loss or income related to the change in Fair Value of Warrant Liabilities.

Liquidity and Capital Resources at February 28, 2007

We do not have an operating line of credit from a financial institution and consequently relied on financing from investors to support our operations. As of February 28, 2007, we had unrestricted cash on hand of $424,583, as compared with $244,915 on deposit at November 30, 2006.

We had a working capital deficit of $1,235,076 at February 28, 2007 and $2,159,784 at November 30, 2006. Excluding the liability for warrants accounted for as a derivative, we had net working capital of $286,884 as of February 28, 2007 and a net working capital deficit of $53,484 at November 30, 2006

Our currently available funds resulted from a private placement of units that commenced on May 11, 2006. In June 2006, we completed this private placement and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. On December 27, 2006 we received the final net proceeds of $643,500. In total from this financing we received net proceeds of $1,406,000 after giving effect to the release of funds previously held in escrow related to this private placement.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:

	Three months ended February 28,
	2007	2006

Operating activities	$(425,738)	$(98,051)

Investing activities	(68,094)	(5,000)

Financing activities	673,500	39,500

Net effect on cash	$179,668	$(63,551)

We suspended most of our operations during Fiscal 2005 until we were able to obtain additional financing of $250,000 in November 2005. Management believes that after closing its most recent private placement, that commenced on May 11, 2006, it has sufficient funds on hand to incur its current level of general and administrative expenses to enable the company to pursue its business strategy for the next two months without raising additional capital through equity or debt investments from accredited investors.

Net cash used in operating activities was $425,738 for the period ended February 28, 2007,  primarily attributable to the net income adjusted for non-cash items (stock based compensation expense of $80,465, depreciation and amortization expense of $668 and fair value of warrant liability income of $1,227,840), and a decrease in accounts payable and accrued expenses of $150,208. Additional uses of cash in operating activities resulted from an increase in prepaid expenses of $11,391, and a decrease in accrued payroll and employee benefits of $898.

Net cash used in investing activities was $68,094 representing a bridge loan in the amount of $40,000 to DKL (See Note 8) and deferred acquisition costs related to our transaction with DKL of $36,749.

Net cash provided by financing activities was $673,500. On December 27, 2006 we received net proceeds of $643,500 from escrow after satisfying covenants we agreed to in connection with our Private Placement of units, which closed in June 2006 (See Note 5). In addition, on February 6, 2007, we issued 3,000,000 shares of common stock on the exercise of warrants at $0.01 per share for proceeds of $30,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three months ended February 28, 2007, we had net income of $881,670, whereas for the three months ended February 28, 2006, we recorded a net loss of $92,665. Excluding the amount of the change in Fair Value of Warrant Liabilities during the three months ended February 28, 2007, we had a net loss of $346,170. During the three months ended February 28, 2006, we did not incur a loss or income related to the change in Fair Value of Warrant Liabilities. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2006 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in Fiscal 2007 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2006 Financial Statements.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe that we will meet working capital requirements with the cash on hand as of April 16, 2007 for only the next two months without any additional funding. In addition, if we are unable to raise additional funds we will not be able to close our transaction with DKL International, Inc., that we announced on February 1, 2007. If additional funds are not readily available to us, we will take appropriate actions and reduce our product and technology development to match available funds. We will need to raise additional funds from debt or equity funding sources in order to produce other products currently in development. Furthermore, we also intend to seek financing from U.S. government agencies, such as the Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from us for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

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

Further, we entered into technology license agreements with Michigan State University and Pohang University of Science and Technology in order to acquire rights to technology that we expect to deploy in commercial sensor devices based on nanoporous silicon and carbon nanotube platforms. We are currently engaged in product design and testing activities concerning these recently licensed technologies. Pursuant to these license agreements, we paid each of the licensors an up-front cash fee of $20,000 and will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies. In addition, commencing in 2008, we will be obligated to pay each of the licensors an annual minimum payment of $10,000, which obligation increases during the term of the agreement up to a maximum of $30,000, which payment may be offset by the earned royalties.

As described in greater detail in the business summary of our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, we are developing a biosensor product based on the recently licensed technology. The prototype of the first biosensor product has been built and tested and we have had limited quantities of the prototype produced by a third-party manufacturer. We expect to begin third-party field testing of our biosensor prototype to detect e-coli within the first two quarters of 2007. However, our ability to execute on this plan is influenced on our ability to raise additional funds.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of February 28, 2007.

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

Internal Controls

There has not been any change in our internal control over financial reporting during our quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Warrant Exercises

On February 6, 2007, we issued 3,000,000 shares of common stock on the exercise of warrants at $0.01 per share for proceeds of $30,000. This transaction was consummated in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 5. OTHER INFORMATION.

Final Release of Funds from Escrow

On December 27, 2006, we received gross proceeds of $715,000 from escrow after satisfying the covenants we agreed to in connection with our private placement of units, which closed in June 2006 (see Note 5). We issued the investors an aggregate of 71,500,000 shares of common stock and warrants to purchase 71,500,000 shares of common stock exercisable for a period of five years at a per share exercise price of $0.04. From the gross proceeds, we paid additional commissions of $71,500 to the selling agents in the private placement and issued them unit purchase warrants to purchase 14,300,000 units of our securities, consisting of 14,300,000 shares of common stock and 14,300,000 warrants. The unit purchase warrants are exercisable for a period of five years at a per unit exercise price of $0.01. After payment of commissions and expenses associated with this closing, we received net proceeds of approximately $613,500. We intend to use the proceeds for working capital and general business purposes. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. We believe that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of common stock issued in the closing and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 19, 2006.

Letter of Intent for Acquisition of Assets of DKL International, Inc.

On January 31, 2007, we entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets. The Letter of Intent provides that we will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of the DKL. In connection with the execution of the Letter of Intent, we provided DKL with an initial bridge loan of $40,000, which it will use for working capital and to pay for its acquisition costs pending the closing. Although we may provide DKL with additional operating funds pursuant to the bridge loan, we have no further obligation unless the parties execute a definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be extinguished. The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second quarter of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

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

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this April 16, 2007.

NanoSensors, Inc.

/s/ Ted Wong
Ted Wong
President, Chief Executive Officer and Chief Financial Officer