Form 10QSB
period 2007-05-31
NANOSENSORS INC
filed 2007-07-13
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period and Six Months Ended May 31, 2007
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2007
Common Stock, $0.001 par value per share	406,726,698 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

INDEX

Page(s)
PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Balance Sheets - May 31, 2007 (unaudited) and November 30, 2006	3

Statements of Operations for the Period
from date of inception to May 31, 2007 and the six and three month periods ended May 31, 2007 and May 31, 2006 (unaudited)	4

Statements of Cash Flows for the Period
from date of inception to May 31, 2007 and the six month periods ended May 31, 2007 and May 31, 2006 (unaudited)	5

Statement of Shareholders’ Deficit for the Period
from the date of inception to May 31, 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. CONTROLS AND PROCEDURES	21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 2. CHANGES IN SECURITIES	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22

Signatures	23

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	May 31, 2007	November 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$274,863	$244,915
Cash held in escrow	-	715,000
Other current assets	8,061	28,426

TOTAL CURRENT ASSETS	282,924	988,341
PROPERTY AND EQUIPMENT - net of accumulated depreciation of $6,163 and $5,440, respectively	4,653	14,030

OTHER ASSETS:
Deposit and other assets - net of amortization	5,500	6,333
Deferred acquisition cost	73,273	-
Notes receivable	40,000	-
TOTAL ASSETS	$406,350	$1,008,704

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$221,734	$281,338
Accounts payable - related party	12,500	37,500
Derivative liability from warrants issued	484,260	2,106,300
Accrued employee benefits	12,692	7,987
Client escrow funds	-	715,000
TOTAL CURRENT LIABILITIES	731,186	3,148,125

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	-	-

Common stock, $.001 par value; 950,000,000 and 500,000,000 shares authorized; 406,726,698 and 332,226,698 shares issued and outstanding in 2007 and 2006, respectively	406,727	332,227
Additional paid-in capital	778,038	714,250
Deficit accumulated during the development stage	(1,509,601)	(3,185,898)
	(324,836)	(2,139,421)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$406,350	$1,008,704

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative Period from Inception (December 23, 2003) to May 31, 2007	Six Months Ended May 31, 2007	Six Months Ended May 31, 2006	Three Months Ended May 31, 2007	Three Months Ended May 31, 2006
NET SALES	$11,688	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expense	1,637,340	525,556	128,813	227,349	36,959
Research and development	623,438	68,479	-	17,465	-
Depreciation and amortization	41,913	1,555	1,633	887	816
Write-off of licenses	61,750	-	-	-	-

TOTAL COSTS AND EXPENSES	2,364,441	595,590	130,446	245,701	37,775

LOSS FROM OPERATIONS	(2,352,753)	(595,590)	(130,446)	(245,701)	(37,775)

OTHER INCOME (EXPENSE)
Income (expense) related to fair value of warrant liability	870,866	2,265,540	(1,504,237)	1,037,700	(1,504,237)
Interest expense	(40,357)	(253)	-	-	-
Interest income	12,643	6,600	35	2,628	29
INCOME (LOSS) BEFORE INCOME TAXES	(1,509,601)	1,676,297	(1,634,648)	794,627	(1,541,983)

Provision (credit) for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(1,509,601)	$1,676,297	$(1,634,648)	$794,627	$(1,541,983)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	-	$0.00	$(0.01)	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	-	394,998,676	206,715,110	406,726,698	207,644,565

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Cumulative Period from Inception (December 23, 2003) to May 31, 2007	Six Months Ended May 31, 2007	Six Months Ended May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,509,601)	$1,676,297	$(1,634,648)
Adjustment to reconcile net loss to net cash utilized in
operating activities:
Depreciation and amortization	41,913	1,555	1,633
Write-off of licenses	61,750	-	-
Stock based compensation and warrants issued	181,940	108,288	-
Expenses (income) related to fair value of warrant liability	(870,866)	(2,265,540)	1,504,237
Change in operating assets and operating liabilities:
Prepaid expenses and other assets	(8,061)	20,365	(1,525)
Accrued employee benefits	12,692	4,705	-
Accounts payable and accrued expenses	358,233	(84,604)	(75,659)
Net cash used by operating activities	(1,732,000)	(538,934)	(205,962)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(19,470)	-	-
Proceeds from return of equipment	8,655	8,655	-
Purchase of license	(90,000)	-	-
Deposit and other deferred costs	(81,273)	(73,273)	(5,000)
Notes receivable	(40,000)	(40,000)	-
Net cash used in investment activities	(222,088)	(104,618)	(5,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,228,951	673,500	141,663
Net cash provided by financing activities	2,228,951	673,500	141,663

NET INCREASE IN CASH	274,863	29,948	(69,299)
Cash at beginning of period	-	244,915	191,940

CASH AT END OF PERIOD	$274,863	$274,863	$122,641

NON CASH FLOWS FROM OPERATING ACTIVITIES:
Issuance of 116,350,000 common shares for services	12,902	-	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	25,204	6,600	-
Cashless exercise of warrants into common stock	24,352	-	1,800
Warrants issued recorded as liability	1,355,126	643,500	86,163
Dividend expenses on induced conversion of warrants	203,200	-	66,750
Release of escrow funds and related liabilitiy	1,729,500	715,000	940,000
Issue of common stock in payment of liability	124,000	-	-

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Shares	Amount	Additional Paid - in Capital	Deficit Accumulated During the Development Stage	Total
BALANCE AT DECEMBER 23, 2003 (INCEPTION)		$-	$-	$-	$-

Issuance of common stock for license at $0.0001	50,000,000	50,000	(45,000)	-	5,000

Issuance of common stock for services and expenses at $0.0001 per share	114,500,000	114,500	(103,050)	-	11,450

Issuance of common stock for cash at $0.005 per share	95,000	95	380	-	475

Issuance of common stock for cash at $0.020 per share- net of issuance costs	27,500,000	27,500	435,500	-	463,000

Issuance of common stock for note receivable - at $0.005 per share - paid in June 2004	880,000	880	3,520	-	4,400

Issuance of common stock for payment of debt at $0.020 per share	6,200,000	6,200	117,800	-	124,000

Issuance of common stock for expenses at $0.00078 per share	1,850,000	1,850	(398)	-	1,452

Net Loss	-	-	-	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(131,722)

Issuance of common stock for cash at $0.020 per share	1,500,000	1,500	28,500	-	30,000

Issuance of common stock for cash at $0.10 per share, net of issuance costs	2,500,000	2,500	222,500	-	225,000

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(210,847)

Issuance of common stock for cash at $0.025 per share	500,000	500	12,000	-	12,500

Issuance of common stock for cash at $0.030 per share	900,000	900	26,100	-	27,000

Issuance of common stock for cash at $0.01 per share net of fees and fair value of warrant liability	16,000,000	16,000	-	-	16,000

Cashless exercise of 2,250,000 warrants into common stock net of fees and warrant liability	1,800,000	1,800	(1,800)	-	-

Adjustment resulting from warrant modification	-	-	66,750	-	66,750
Deemed dividends re: induced conversion of warrants	-	-	(66,750)	-	(66,750)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	65,450,000	65,450	-	-	65,450

Cashless exercise of 14,150,000 warrants into common stock	12,270,645	12,271	(12,271)	-	-

Adjustment resulting from warrant modification	-	-	95,550	-	95,550
Deemed dividends re: induced conversion of warrants	-	-	(95,550)	-	(95,550)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	20,000,000	20,000	(20,000)	-	-

Cashless exercise of 12,950,000 warrants into common stock	10,281,053	10,281	(10,281)	-	-

Stock Based Compensation	-	-	60,750	-	60,750

Adjustment resulting from warrant modification	-	-	40,900	-	40,900
Deemed dividends re: induced conversion of warrants	-	-	(40,900)	-	(40,900)

Net Loss	-	-	-	(2,110,274)	(2,110,274)

BALANCE AS OF NOVEMBER 30, 2006	332,226,698	332,227	714,250	(3,185,898)	(2,139,421)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	71,500,000	71,500	(71,500)	-	-

Issuance of common stock for cash at $0.01 per share	3,000,000	3,000	27,000	-	30,000

Stock Based Compensation	-	-	108,288	-	108,288

Net Income	-	-	-	1,676,297	1,676,297

BALANCE AS OF May 31, 2007	$406,726,698	$406,727	$778,038	$(1,509,601)	$(324,836)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)

1.	ORGANIZATION:

The Company was incorporated under the laws of the State of Nevada on December 23, 2003 with authorized common stock of 500,000,000 shares at $.001 par value. The Company effected a 10:1 stock split as of January 5, 2006. All share and per share information presented herein for the periods prior to this date have been restated to give effect to this stock split as if the split occurred at the date of inception. During December 2006 the Company increased its authorized common shares from 500,000,000 to 950,000,000.

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. The Company is in the development stage and has not started any significant commercial operations.

The Company has elected November 30 as its fiscal year end.

2.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to May 31, 2007 aggregating $1,509,601 and has a working capital deficit of $448,262 as of May 31, 2007. Excluding the income related to fair value of warrant liability and liability for warrants accounted as a derivative, the operating loss since inception is $2,380,467 and net working capital is $35,998. The recurring operating losses are due to the Company being in the development stage, and that it has yet to establish commercial operations. The Company has no cash flows from revenues and has been utilizing the proceeds from the sale of its securities primarily on research and development activities and administrative costs.

The Company will need additional capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants for cash, and the proceeds from additional common stock offerings or debt financings.

We expect that our cash used in operations will continue to increase in order to enable the Company to fund product research, development and commercialization. We will need to raise additional capital to complete the development and commercialization of our product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The interim financial information, as of May 31, 2007 and for the six and three-month periods ended May 31, 2007 and 2006 and for the cumulative period from inception (December 23, 2003) to May 31, 2007, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2007, and results of operations, statement of shareholders’ deficit and cash flows for the six and three months ended May 31, 2007 and 2006, and for the cumulative period from inception (December 23, 2003) to May 31, 2007 as applicable, have been made. The results of operations for the six and three months ended May 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants held by employees, non-employees and investors as of May 31, 2007 and 2006 aggregated 277,661,348 and 76,375,000, respectively. All per common share calculations reflect the 10:1 stock split made effective as of January 5, 2006.

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

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155 - “Accounting for Certain Hybrid Financial Instruments” which amends certain sections of SFAS No. 133. The Company has adopted this standard which did not have a material effect on its financial statements.

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

Stock Based Compensation: Employees and Directors

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (FAS 123R). The fair value of stock options granted is determined using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Although the Company’s Board of Directors approved the grant of options to certain employees and directors during the 2006 fiscal year, these awards which total 34,621,348 options were granted subject to shareholder approval, which occurred on December 13, 2006 (See note 4). Accordingly, no options were deemed granted to employees or directors during the year ended November 30, 2006.

4.	STOCK BASED COMPENSATION:

Accounting for Employee Awards:

On December 13, 2006 the Company’s stockholder’s approved the NanoSensors Equity Incentive Plan (“2006 Equity Incentive Plan”). The 2006 Incentive Plan permits the Company to provide a broad range of stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s primary equity incentive plan for its employees and directors.

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
Employee and Director Option Grants

On December 13, 2006 the Company’s stockholder’s approved the 2006 Equity Incentive Plan. During the quarter ended May 31, 2007 the Company did not issue any options to employees or directors. As of the end of the quarter, 12,514,680 options had vested and 22,106,668 remain unvested.

Name	Total Amount	Vested as of May 31, 2007	Unvested as of May 31, 2007
Dr. Ted Wong	18,000,000	6,733,332	11,266,668
Joshua Moser	14,200,000	5,360,000	8,840,000
Robert Baron	2,421,348	421,348	2,000,000
Totals	34,621,348	12,514,680	22,106,668

Accounting for Non-employee Awards:

The Company accounts for options and warrants granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of March 1, 2006 had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18 ("EITF 96-18"), “Accounting for Equity Instruments That Are Issued to Other Than Employees”.

Stock-based compensation expense related to NanoSensors’ share-based compensation arrangements is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F, Classification of Compensation Expense Associated with Share-Based Payment Arrangements .

Stock based compensation expense related to employee and non-employee stock options and warrants recognized in the operating results for the three and six months ended May 31, 2007 and 2006, and for the period from December 23, 2003 (inception), through May 31, 2007 is summarized as follows:

	Inception through	Six Months Ended May 31, 2007		Three Months Ended May 31, 2007
Stock based compensation expense	May 31, 2007	2007	2006	2007	2006
Employee - research and development	$0	$0	$0	$0	$0
Non-employee — research and development	0	0	0	0	0
Employee — general and administrative	97,538	97,538	0	24,490	0
Non-employee - general and administrative	50,000	10,750	0	3,333	0
Total stock based compensation expense	$147,538	$108,288	$0	$27,823	$0

The weighted average fair value of each employee stock option and warrant granted during the six months ended May 31, 2007 was $0. As of May 31, 2007, there was $159,038 of total unrecognized compensation cost related to non-vested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 8.34 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of employee and non-employee options and warrants are as follows:

Six Months Ended May 31, 2007
Expected volatility	178 - 185%
Expected dividend yield	0%
Risk-free interest rate	4.51 - 4.85%
Expected term (in years)	2 - 5

The following table represents all our stock options and warrants granted, exercised, and forfeited during the six months ended as of May 31, 2007.

Stock Options & Warrants	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 1, 2006	160,315,000	$0.031	4.7	-
Granted	120,421,348	$0.039
Cancelled	-	$0.00
Exercised	(3,000,000)	$0.010
Forfeited/expired	(75,000)	$0.020
Outstanding at May 31, 2007	277,661,348	$0.04	4.7 years	$0

Exercisable at May 31, 2007	251,013,000	$0.03	4.3 years	$0

5.	WARRANT DERIVATIVE LIABILITY:

On December 27, 2006, the Company received the final release of funds ($715,000) that were being held in escrow in connection with its private placement that commenced on May 11, 2006. In total the Company issued an aggregate of 172,950,000 shares of common stock and warrants to purchase 172,950,000 shares of common stock to the investors. In addition, the Company issued 34,590,000 Unit Warrants to the selling agents (which, on a fully-diluted basis, results in the issuance of an aggregate of 69,180,000 shares of common stock upon exercise) and paid commissions to the selling agents of $172,950. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Registrant believes that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of common stock issued in the closing and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 19, 2006.

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

The Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the contractual term of the warrants (five years); no dividends; a risk free rate of 4.85% which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility ranging between 172% and 177%.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of the quarter-ended May 31, 2007, the 172,950,000 Investor Warrants and the 69,180,000 Agent Warrants were revalued and the change in fair value of these warrants from their value on February 28, 2007 of $1,521,960, to $484,260 or $1,037,700 has been recorded as reduction of expense related to fair value of warrant liability in the statement of operations.

6.	RELATED PARTY TRANSACTIONS:

As of the end of the quarter ended May 31, 2007, accounts and advances payable to related parties consist of consulting fees payable to Dr. Ted Wong in the amount of $12,500.

7.	COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s commitments for the remaining two quarters of fiscal 2007 and fiscal years ending in 2008 and thereafter:

Obligations	2007	2008	2009	2010	2011	Thereafter
Office Lease	$16,242	$8,121	$—	$—	$—	$—
Michigan State Technology License	—	10,000	10,000	10,000	10,000	210,000
Pohang University Technology License	—	10,000	10,000	10,000	10,000	210,000
Employment Agreements	132,000	264,000	176,000	—	—	—
Technical Advisory Board	45,000	52,500	—	—	—	—
Accrescent Research	18,000	30,000	—	—	—	—
Totals	$211,242	$374,621	$196,000	$20,000	$20,000	$420,000

With respect to the technology license agreements (Michigan State and Pohang University) the Company will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies.

8.	SUBSEQUENT EVENTS:

Extension of Letter of Intent for the Acquisition of DKL International, Inc.

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

On June 20, 2007 subsequent to the balance sheet date, the Company entered into an agreement with DKL International, Inc., to extend the duration of the Letter of Intent through August 31, 2007 for the acquisition by the Company of DKL International, Inc.

The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, as may be required, and several other conditions. If a final agreement is reached and the other conditions satisfied, the transaction is expected to close during the second half of 2007. However, as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

Recent Accounting Standards Affecting the Company

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB. All share and per share data in this section, as well as in the entire report, unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by us on January 12, 2006. Certain of these risks are set forth under “Risk Factors” in our Annual Report on Form 10-KSB and our periodic reports filed with the SEC. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements.

Overview

We are a development stage company that was formed in December 2003 to focus on developing and commercializing sensors and instruments, along with the management of intellectual property derived therefrom that will enable us to create nanoscale devices. These sensors will be designed to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as “BCX”) agents in areas that are a risk in a number of settings, including areas that are a risk in the post 9/11-era. We believe there is a real need for products that can detect the existence of BCX agents in such places as airports, bus terminals, railway stations, government buildings and military installations. Our proposed products are being designed to apply wireless sensor networks for applications, such as food safety, with sensors that are highly sensitive, small size, use low power consumption and operate remotely.

From December 1, 2006 through May 31, 2007, we did not generate any revenue from operations. As we do not expect to generate meaningful revenues or profits over the next fiscal year, management of cash flow is extremely important. During the year ended November 30, 2006, research and development expenses were $77,509. For the three months ended May 31, 2007, our research and development expenses were $17,465, whereas for the three months ended May 31, 2006, we did not record any expenses. For the six months ended May 31, 2007, our research and development expenses were $68,479, whereas for the six months ended May 31, 2006, we did not record any expenses. We expect to incur additional losses to perform further research and development activities. We do not currently have any products commercially available. As described elsewhere, we are currently developing a product to detect e.coli; however, this product has only been manufactured as a prototype and must undergo pre-commercial release field testing. Due to our limited personnel and financial resources we cannot provide any assurances as to if or when we will be able to commence field testing of this prototype or what the results of the testing will be. Nor can we guarantee that this product will be accepted in the marketplace. Our increase in research and development expenses is attributable to the development of our biosensor product.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. As we expect that our cash used in operations will increase significantly over the next several years, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.   Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

Further, as recently announced, we also will explore entering into strategic relationships with a third party in order to facilitate the testing and commercializing of our biosensor prototype. Our management believes that collaborating with a strategic third party will maximize our ability to pursue the testing and commercialization of a biosensor device to market. We expect to evaluate potential relationships with a range of third parties, including other private corporations, non-profit organizations, academic institutions and government entities. No assurances can be given that we will be able to locate a third party with which to pursue the commercialization of our biosensor, that any negotiations with a third party will result in the consummation of a strategic transaction or that the anticipated benefits of a strategic transaction will ultimately be realized.

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

Extension of Letter of Intent for Acquisition of DKL International, Inc.

On June 20, 2007, subsequent to the balance sheet date, we entered into an agreement with DKL International, Inc., to extend the duration of the Letter of Intent for the acquisition by us of DKL International, Inc., through August 31, 2007. We executed the original Letter of Intent in January 2007. The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, as may be required, and several other conditions. We expect the transaction to close in the second half of this year, but as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. NanoSensors’ believes that other than the adoption of SFAS No. 123 (revised 2004,) “Share-Based Payment and the accounting policy related to Warrants and Freestanding Derivative Financial Instruments:, there have been no significant changes during the six months ended May 31, 2007 to the items that were disclosed as our significant accounting policies in Note 2 of our Annual Report on Form 10-KSB for November 30, 2006. We currently believe the following accounting policies to be critical:

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

Results of Operations for the Three Months Ended May 31, 2007 as Compared to the Three Months Ended May 31, 2006.

For the three months ended May 31, 2007 and May 31, 2006, we did not have sales. We are still in the development stage. During the three months ended May 31, 2007, our total costs and expenses increased 650% to $245,701, whereas for the three months ended May 31, 2006, we recorded total costs and expenses of $37,775. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our Technical Advisory Board, Dr. Ted Wong, Joshua Moser, and one other consultant, along with expenses incurred for developing prototypes of our biosensor, and increases in legal and accounting fees

Research and development expenses for the three months ended May 31, 2007, aggregated to $17,465, whereas for the three months ended May 31, 2006, we did not incur any such expenses. All research and development costs are expensed as incurred. Our increase in research and development expenses are attributable to the development of our biosensor product.

Depreciation and amortization expense for the three month periods ended May 31, 2007 and May 31, 2006 were $887 and $816, respectively.

Other Income and (Expense) consists of income and (expense) related to fair value of warrant liability and interest (expense) and income. For the three month period ended May 31, 2007 we had other income of $1,040,328, whereas for the three months ended May 31, 2006, we recorded other expense of ($1,504,208). For the three month period ended May 31, 2007 we had fair value of warrant liability income of $1,037,700 and interest income of $2,628, whereas for the three months ended May 31, 2006 we had we had fair value of warrant liability expense of ($1,504,237) and interest income of $29. Fair value of warrant liability is a non-cash item for the warrants we issued to investors and placement agents in our recent private placement (See Note 5 to Financial Statements).

Net income for the three month period ended May 31, 2007 was $794,627, whereas for the three months ended May 31, 2006, we had a net loss of $1,541,983. Excluding the amount of the change in fair value of warrant liabilities during the three month period ended May 31, 2007 and 2006, we had a net loss of $243,073 and $37,746, respectively.

Results of Operations for the Six Months Ended May 31, 2007 as Compared to the Six Months Ended May 31, 2006.

For the six months ended May 31, 2007 and May 31, 2006, we did not have sales. We are still in the development stage. During the six months ended May 31, 2007, our total costs and expenses increased 456% to $595,590, whereas for the six months ended May 31, 2006, we recorded total costs and expenses of $130,446. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our Technical Advisory Board, Dr. Ted Wong, Joshua Moser, and one other consultant, along with expenses incurred for developing prototypes of our biosensor, and increases in legal and accounting fees.

Research and development expenses for the six months ended May 31, 2007, aggregated to $68,479, whereas for the three months ended May 31, 2006, we did not incur any such expenses. All research and development costs are expensed as incurred. Our increase in research and development expenses are attributable to the development of our biosensor product.

Depreciation and amortization expense for the six month periods ended May 31, 2007 and May 31, 2006 were $1,555 and $1,633, respectively.

Other Income and (Expense) consists of income and (expense) related to fair value of warrant liability and interest (expense) and income. For the six month period ended May 31, 2007 we had other income of $2,271,887, whereas for the six months ended May 31, 2006, we recorded other expense of ($1,504,202). For the six month period ended May 31, 2007 we had fair value of warrant liability income of $2,265,540, interest expense of ($253) and interest income of $6,600, where as for the six months ended May 31, 2006 we had fair value of warrant liability expense of ($1,504,237) and interest income of $35. Fair value of warrant liability is a non-cash item for the warrants we issued to investors and placement agents in our recent private placement (See Note 5 to Financial Statements).

Net income for the six month period ended May 31, 2007 was $1,676,297, whereas for the six month period ended May 31, 2006, we had a net loss of $1,634,648. Excluding the amount of the change in fair value of warrant liabilities during the six month period ended May 31, 2007 and 2006, we had a net loss of $589,243 and $130,411, respectively.

Liquidity and Capital Resources at May 31, 2007

To date we have relied on financing from investors to support our operations. As of May 31, 2007, we had unrestricted cash on hand of $274,863, as compared with $244,915 on deposit at November 30, 2006.

We had a working capital deficit of $448,262 at May 31, 2007 and $2,159,784 at November 30, 2006. Excluding the liability for warrants accounted for as a derivative, we had net working capital of $35,998 as of May 31, 2007 and a net working capital deficit of $53,484 at November 30, 2006

Our currently available funds resulted from a private placement of units that commenced on May 11, 2006. In June 2006, we completed this private placement and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. On December 27, 2006 we received the final net proceeds of $643,500. In total from this financing we received net proceeds of $1,406,000 after giving effect to the release of funds previously held in escrow related to this private placement.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:
	Six months ended May 31,
	2007	2006
Operating activities	$(538,934)	$(205,962)

Investing activities	(104,618)	(5,000)

Financing activities	673,500	141,663

Net effect on cash	$29,948	$(69,299)

We suspended most of our operations during Fiscal 2005 until we were able to obtain additional financing of $250,000 in November 2005. Management believes that it currently has sufficient funds on hand to satisfy its current level of general and administrative expenses thereby enabling the company to pursue its business strategy for the next three months without raising additional capital through equity or debt investments from accredited investors.

Six Months Ended May 31, 2007

Net cash used in operating activities was $538,934 for the six month period ended May 31, 2007,  primarily attributable to the net income adjusted for non-cash items (stock based compensation expense of $108,288, depreciation and amortization expense of $1,555 and fair value of warrant liability income of ($2,265,540), and a decrease in accounts payable and accrued expenses of $84,604. Additional uses of cash in operating activities resulted from an increase in prepaid expenses of $20,365, and a decrease in accrued payroll and employee benefits of $4,705.

Net cash used in investing activities was $104,618 representing a bridge loan in the amount of $40,000 to DKL and deferred acquisition costs related to our transaction with DKL of $73,273 (See Note 8).

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six months ended May 31, 2007, we had net income of $1,676,297, whereas for the six months ended May 31, 2006, we recorded a net loss of $1,634.648. Excluding the amount of the change in fair value of warrant liabilities during the six months ended May 31, 2007 and 2006, we had a net loss of $589,243 and $130,411, respectively. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2006 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in Fiscal 2007 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2006 Financial Statements.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe that we will meet working capital requirements with the cash on hand as of July 15, 2007 for only the next three months without any additional funding. In addition, if we are unable to raise additional funds we will not be able to close our transaction with DKL International, Inc., which we announced on February 1, 2007. We also need to raise additional funds from debt or equity funding sources in order to produce other products currently in development. If additional funds are not readily available to us, we will take appropriate actions and reduce our product and technology development to match available funds.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. As we expect that our cash used in operations will increase significantly over the next several years, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will need to reduce costs and operations substantially.   Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

Furthermore, we also intend to seek financing from U.S. government agencies, such as the Department of Homeland Security and Defense Advanced Research Projects Agency (DARPA). Management believes that contractors and systems integrators to the government may be sources of funding in exchange for obtaining marketing rights from us for these sensor technologies so that other companies may bear the cost of product development, marketing, manufacturing and sales. If additional funds are required earlier than anticipated or in any event, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us. As described in more detail below, we recently announced our intention to explore entering into strategic relationships with a third party to facilitate the testing and commercializing of our biosensor prototype.

We expect that our operating and administrative expenses will increase, primarily in travel, salary and fees paid to outside consultants and professional service firms. The increased travel will be required as we increase our efforts to develop marketable products. Accordingly, since the closing of our 2006 private placement, we have begun to increase our levels of operations in order to acquire technology assets and to increase our product research and development activities. As previously reported, we have established a technology advisory board in order to assist us in identifying patented or patent-pending technologies at universities and government laboratories. We have also recently retained marketing and technical consultants to assist us in our product and market development activities.

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

In 2006, we entered into technology license agreements with Michigan State University and Pohang University of Science and Technology in order to acquire rights to technology that we expect to deploy in commercial sensor devices based on nanoporous silicon and carbon nanotube platforms. Pursuant to these license agreements, we paid each of the licensors an up-front cash fee of $20,000 and will pay these licensors royalties of 5% of the adjusted gross sales derived from commercial applications of the licensed technologies. In addition, commencing in 2008, we will be obligated to pay each of the licensors an annual minimum payment of $10,000, which obligation increases during the term of the agreement up to a maximum of $30,000, which payment may be offset by the earned royalties.

As we have previously disclosed, we have been developing a biosensor product based on the recently licensed technology. The prototype of the first biosensor product has been built and tested and we have had limited quantities of the prototype produced by a third-party manufacturer. Although, we expected to begin third-party field testing of our biosensor prototype to detect e-coli within the first two quarters of 2007, we have been unable to do so due to our limited financial and personnel resources. Due to our limited resources, we cannot provide any assurances as to if an when we will be able to commence filed testing of this prototype. However, our ability to execute on this plan is influenced by our ability to raise additional funds.

As we recently announced, we intend to explore entering into strategic relationships with a third party in order to facilitate the testing and commercializing of our biosensor prototype. Our management believes that collaborating with a strategic third party will maximize our ability to pursue the testing and commercialization of a biosensor device to market. We expect to evaluate potential relationships with a range of third parties, including other private corporations, non-profit organizations, academic institutions and government entities. No assurances can be given that we will be able to locate a third party with which to pursue the commercialization of our biosensor, that any negotiations with a third party will result in the consummation of a strategic transaction or that the anticipated benefits of a strategic transaction will ultimately be realized.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of May 31, 2007.

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

Internal Controls

There has not been any change in our internal control over financial reporting during our quarter ended May 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Extension of Letter of Intent for Acquisition of Assets of DKL International, Inc.

On June 20, 2007, subsequent to the balance sheet date, we entered into an agreement with DKL International, Inc., to extend the duration of the Letter of Intent through August 31, 2007 for the acquisition by us of DKL International, Inc. We executed the original Letter of Intent in January 2007. The completion of the transaction is subject to numerous closing conditions, including the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, as may be required, and several other conditions. We expect this transaction to close in the second half of 2007, but as a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

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

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this July 13, 2007.

NanoSensors, Inc.
/s/ Ted Wong
Ted Wong
President, Chief Executive Officer and Chief Financial Officer