Form 10QSB
period 2007-08-31
NANOSENSORS INC
filed 2007-10-12
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period and Nine Months Ended August 31, 2007
or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period From ____________________ To __________________

Commission File Number: 000-51007

NANOSENSORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Veterans Blvd, Redwood City	94063
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (650) 641-2349

1800 Wyatt Drive, Suite 2, Santa Clara, CA, 95054
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2007
Common Stock, $0.001 par value per share	411,822,670 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

INDEX

Page(s)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS	3

Balance Sheets - August 31, 2007 (unaudited) and November 30, 2006	3

Statements of Operations for the Period
from date of inception to August 31, 2007 and the nine and three month periods ended August 31, 2007 and August 31, 2006 (unaudited)	4

Statements of Cash Flows for the Period
from date of inception to August 31, 2007 and the nine month periods ended August 31, 2007 and August 31, 2006 (unaudited)	5

Statement of Shareholders’ Deficit for the Period
from the date of inception to August 31, 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3. CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	23

ITEM 2. CHANGES IN SECURITIES	23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS	23

Signatures	24

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	August 31, 2007	November 30, 2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$95,848	$244,915
Cash held in escrow	-	715,000
Notes receivable	40,000	-
Other current assets	6,210	28,426

TOTAL CURRENT ASSETS	142,058	988,341

PROPERTY AND EQUIPMENT - net of accumulated depreciation
of $0 and $5,440 for August 31, 2007 and November 30, 2006, respectively	-	14,030

OTHER ASSETS:
Deposit and other assets - net of amortization	5,083	6,333

TOTAL ASSETS	$147,141	$1,008,704

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$282,994	$281,338
Accounts payable - related party	6,250	37,500

Derivative liability from warrants issued	553,440	2,106,300

Accrued employee benefits	10,317	7,987
Client escrow funds	-	715,000

TOTAL CURRENT LIABILITIES	853,001	3,148,125

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 20,000,000 shares
authorized; no shares issued	-	-

Common stock, $.001 par value; 950,000,000 and 500,000,000 shares authorized; 406,726,698 and 332,226,698 shares issued
and outstanding in 2007 and 2006, respectively	406,727	332,227

Additional paid-in capital	872,836	714,250

Deficit accumulated during the development stage	(1,985,423)	(3,185,898)

	(705,860)	(2,139,421)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$147,141	$1,008,704

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Cumulative Period from Inception (December 23, 2003) to August 31, 2007	Nine Months Ended August 31, 2007	Three Months Ended August 31, 2007	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006

NET SALES	$11,688	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expense	1,961,464	849,680	318,865	324,124	190,052
Research and development	638,438	83,479	30,200	15,000	30,200
Depreciation and amortization	42,871	2,513	2,517	958	884
Write-off of licenses	61,750	-	-	-	-

TOTAL COSTS AND EXPENSES	2,704,523	935,672	351,582	340,082	221,136

LOSS FROM OPERATIONS	(2,692,835)	(935,672)	(351,582)	(340,082)	(221,136)

OTHER INCOME (EXPENSE)
Write-off of acquistion cost	(67,255)	(67,255)	-	(67,255)
Income (expense) related to fair value of warrant liability	801,686	2,196,360	(4,241,344)	(69,180)	(2,737,107)
Interest expense	(40,742)	(638)	(21,500)	(385)	(21,500)
Interest income	13,723	7,680	3,205	1,080	3,170
INCOME (LOSS) BEFORE INCOME TAXES	(1,985,423)	1,200,475	(4,611,221)	(475,822)	(2,976,573)

Provision (credit) for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(1,985,423)	$1,200,475	$(4,611,221)	$(475,822)	$(2,976,573)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF	247,370,746	398,936,552	233,941,005	406,726,698	287,800,929
COMMON SHARES OUTSTANDING

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Cumulative Period from
	Inception (December 23, 2003)	Nine Months Ended	Nine Months Ended
	to August 31, 2007	August 31, 2007	August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,985,423)	$1,200,475	$(4,611,221)
Adjustment to reconcile net income (loss) to net cash utilized in operating activities:
Write-off of licenses	61,750	-	-
Depreciation and amortization	42,871	2,513	2,517
Stock based compensation and warrants issued	276,738	203,086	38,583
Expenses (income) related to fair value of warrant liability	(801,686)	(2,196,360)	4,241,344
Change in operating assets and operating liabilities:
Prepaid expenses and other assets	(6,210)	22,216	(26,007)
Accrued employee benefits	2,747	2,330	1,269
Accounts payable and accrued expenses	424,925	(25,482)	(194,195)
Net cash used by operating activities	(1,984,288)	(791,222)	(547,710)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(19,470)	-	(1,332)
Proceeds from return of equipment	8,655	8,655	-
Purchase of license	(90,000)	-	-
Deposit and other deferred costs	(8,000)	-	(5,000)
Notes receivable	(40,000)	(40,000)	-
Net cash used in investment activities	(148,815)	(31,345)	(6,332)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,228,951	673,500	652,576
Net cash provided by financing activities	2,228,951	673,500	652,576

NET INCREASE (DECREASE) IN CASH	95,848	(149,067)	98,534
Cash at beginning of period	-	244,915	191,940

CASH AT END OF PERIOD	$95,848	$95,848	$290,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	26,284	7,680	18,604

NON CASH FLOWS FROM OPERATING & FINANCING ACTIVITIES:
Issuance of 116,350,000 common shares for services	12,902	-	-
Cashless exercise of warrants into common stock	24,352	-	14,071
Warrants issued recorded as liability	1,355,126	643,500	531,626
Dividend expenses on induced conversion of warrants	203,200	-	162,300
Release of escrow funds and related liabilitiy	1,729,500	715,000	-
Transfer of fixed assets in payment of liability	124,000	6,250	-

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)		$-	$-	$-	$-

Issuance of common stock for license at $0.0001	50,000,000	50,000	(45,000)	-	5,000

Issuance of common stock for services and expenses	114,500,000	114,500	(103,050)	-	11,450
at $0.0001 per share

Issuance of common stock for cash at $0.005 per share	95,000	95	380	-	475

Issuance of common stock for cash at $0.020 per share-	27,500,000	27,500	435,500	-	463,000
net of issuance costs

Issuance of common stock for note receivable - at	880,000	880	3,520	-	4,400
$0.005 per share - paid in June 2004

Issuance of common stock for payment of debt	6,200,000	6,200	117,800	-	124,000
at $0.020 per share

Issuance of common stock for expenses at $0.00078 per share	1,850,000	1,850	(398)	-	1,452

Net Loss	-	-	-	(741,499)	(741,499)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(131,722)

Issuance of common stock for cash at $0.020 per share	1,500,000	1,500	28,500	-	30,000

Issuance of common stock for cash at $0.10 per share, net	2,500,000	2,500	222,500	-	225,000
of issuance costs

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(210,847)

Issuance of common stock for cash at $0.025 per share	500,000	500	12,000	-	12,500

Issuance of common stock for cash at $0.030 per share	900,000	900	26,100	-	27,000

Issuance of common stock for cash at $0.01 per share	16,000,000	16,000	-	-	16,000
net of fees and fair value of warrant liability

Cashless exercise of 2,250,000 warrants into common	1,800,000	1,800	(1,800)	-	-
stock net of fees and warrant liability

Adjustment resulting from warrant modification	-	-	66,750	-	66,750
Deemed dividends re: induced conversion of warrants	-	-	(66,750)	-	(66,750)

Issuance of common stock for cash at $0.01 shares	65,450,000	65,450	-	-	65,450
net of fees and fair value of warrant liability

Cashless exercise of 14,150,000 warrants into common	12,270,645	12,271	(12,271)	-	-
stock

Adjustment resulting from warrant modification	-	-	95,550	-	95,550
Deemed dividends re: induced conversion of warrants	-	-	(95,550)	-	(95,550)
-

Issuance of common stock for cash at $0.01 shares	20,000,000	20,000	(20,000)	-	-
net of fees and fair value of warrant liability

Cashless exercise of 12,950,000 warrants into common	10,281,053	10,281	(10,281)	-	-
stock

Stock Based Compensation	-	-	60,750	-	60,750

Adjustment resulting from warrant modification	-	-	40,900	-	40,900
Deemed dividends re: induced conversion of warrants	-	-	(40,900)	-	(40,900)

Net Loss	-	-	-	(2,110,274)	(2,110,274)

BALANCE AS OF NOVEMBER 30, 2006	332,226,698	332,227	714,250	(3,185,898)	(2,139,421)

Issuance of common stock for cash at $0.01 shares	71,500,000	71,500	(71,500)	-	-
net of fees and fair value of warrant liability

Issuance of common stock for cash at $0.01 per share	3,000,000	3,000	27,000	-	30,000

Stock Based Compensation	-	-	203,086	-	203,086

Net Income	-	-	-	1,200,475	1,200,475

BALANCE AS OF AUGUST 31, 2007	406,726,698	$406,727	$872,836	$(1,985,423)	$(705,860)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2007
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

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. To date, the Company has been unsuccessful at advancing its research programs and as a result, effective as of September 12, 2007, subsequent to the balance sheet date, the Company’s board of directors determined to cease further operations pursuant to their business plan and currently the Company has no business operations. Since this date, all of the Company’s scientific staff, consisting of employees and consultants have been eliminated, all of the Company’s research and development activities have been terminated and the Company has terminated all of its license and technical consulting agreements. The Company’s board of directors and management are now focused on redeploying the remaining assets and seek to identify potential business opportunities.

The Company has elected November 30 as its fiscal year end.

2.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to August 31, 2007 aggregating $1,985,423 and has a working capital deficit of $710,943 as of August 31, 2007. Excluding the income related to the fair value of warrant liability and liability for warrants accounted for as a derivative, the operating loss since inception is $2,787,109 and net working capital deficit of $157,503. The recurring operating losses are due to the Company being in the development stage, and that it has yet to establish commercial operations. The Company has no cash flows from revenues and has been utilizing the proceeds from the sale of its securities primarily on research and development activities and administrative costs.

The Company will need additional capital for its planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon the exercising of outstanding warrants for cash, and the proceeds from additional common stock offerings or debt financings.

The Company expects that its cash used in operations will decrease since the board of directors decided to terminate all research and development activities and is now focused on redeploying the remaining assets (See Note 9). The Company will need to raise additional capital as it looks to identify potential business opportunities. The Company will pursue equity financing alternatives or other financing in order to raise needed funds. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital, it will go out of business.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The interim financial information, as of August 31, 2007 and for the nine and three-month periods ended August 31, 2007 and 2006 and for the cumulative period from inception (December 23, 2003) to August 31, 2007, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2007, and results of operations, statement of shareholders’ deficit and cash flows for the nine and three months ended August 31, 2007 and 2006, and for the cumulative period from inception (December 23, 2003) to August 31, 2007 as applicable, have been made. The results of operations for the nine and three months ended August 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants held by employees, non-employees and investors are anti-dilutive and therefore excluded from earnings per share and aggregated 279,661,348 and 146,365,000, as of August 31, 2007 and 2006, respectively. All per common share calculations reflect the 10:1 stock split made effective as of January 5, 2006.

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

Stock Based Compensation: Employees and Directors

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” (FAS 123R). The fair value of stock options granted is determined using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Although the Company’s Board of Directors approved the grant of options to certain employees and directors during the 2006 fiscal year, these awards which totaled 34,621,348 options were granted subject to shareholder approval, which occurred on December 13, 2006 (See Note 4). Accordingly, no options were deemed granted to employees or directors during the year ended November 30, 2006. During the quarter ended August 31, 2007, the Company issued 2,000,000 options to Mr. Robert Coutu who joined the board of directors on July 17, 2007. As of August 31, 2007, the Company has issued a total of 36,621,348 options to officers and directors.

4.	STOCK BASED COMPENSATION:

Accounting for Employee Awards:

On December 13, 2006 the Company’s stockholders’ approved the NanoSensors Equity Incentive Plan (“2006 Equity Incentive Plan”). The 2006 Incentive Plan permits the Company to provide a broad range of stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s primary equity incentive plan for its employees and directors.

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

Employee and Director Option Grants

During the quarter ended August 31, 2007 the Company issued 2,000,000 options to Mr. Robert Coutu (non-executive director) under its 2006 Equity Incentive Plan. As of the end of the quarter, 25,801,348 options had vested and 10,820,000 remain unvested. In connection with the separation agreement that the Company entered into on September 12, 2007 with Dr. Ted Wong, all of his unvested options accelerated and vested as of August 31, 2007 (See Note 9).

Name	Total Amount	Vested as of August 31, 2007	Unvested as of August 31, 2007

Dr. Ted Wong	18,000,000	18,000,000	-----------------------
Joshua Moser	14,200,000	6,380,000	7,820,000
Robert Baron	2,421,348	1,421,348	1,000,000
Robert Coutu	2,000,000	-------------------------	2,000,000
Totals	36,621,348	25,801,348	10,820,000

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

Stock based compensation expense related to employee and non-employee stock options and warrants recognized in the operating results for the three and nine months ended August 31, 2007 and 2006, and for the period from December 23, 2003 (inception), through August 31, 2007 is summarized as follows:

	Inception through	Nine Months Ended August 31,		Three Months Ended August 31,
Stock based compensation expense	August 31,
	2007	2007	2006	2007	2006
Employee - research and development	$0	$0	$0	$0	$0
Non-employee — research and development	0	0	0	0	0
Employee — general and administrative	188,670	188,670	0	91,132	0
Non-employee - general and administrative	53,666	14,416	17,083	3,666	17,083
Total stock based compensation expense	$242,336	203,086	$17,083	$94,798	$17,083

The weighted average fair value of each employee stock option and warrant granted during the nine months ended August 31, 2007 was $0. As of August 31, 2007, there was $82,448 of total unrecognized compensation cost related to non-vested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 8.25 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of employee and non-employee options and warrants are as follows:

Nine Months Ended August 31, 2007
Expected volatility	168 - 175%
Expected dividend yield	0%
Risk-free interest rate	4.24 - 4.92%
Expected term (in years)	2 - 5

The following table represents all our stock options and warrants granted, exercised, and forfeited during the nine months ended as of August 31, 2007.

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
Stock Options	of Shares	Price	Contractual	Value
& Warrants		per Share	Term
Outstanding at December 1, 2006	160,315,000	$0.031	4.7
Granted	122,421,348	$0.039
Cancelled	-	$0.00
Exercised	(3,000,000)	$0.010
Forfeited/expired	(75,000)	$0.020
Outstanding at August 31, 2007	279,661,348	$0.03	4.53 years	$ 0

Exercisable at August 31, 2007	265,299,664	$0.03	4.35 years	$ 0

5.	WARRANT DERIVATIVE LIABILITY:

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

The Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (four years); no dividends; a risk free rate of 4.24% which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility ranging between 163% and 168%.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of August 31, 2007, the 172,950,000 Investor Warrants and the 69,180,000 Agent Warrants were revalued and the change in the fair value of these warrants from their value as of November 30, 2006 created Other Income of $2,196,260 and Other Expense of $69,180 for the nine and three-month periods ended August 31, 2007, respectively.

6.	RELATED PARTY TRANSACTIONS:

As of the end of the quarter ended August 31, 2007, accounts and advances payable to related parties consist of consulting fees payable to Dr. Ted Wong in the amount of $6,250. The reduction of $6,250 in accounts and advances payable to Dr. Ted Wong from the previous quarter is attributed to the separation agreement that Dr. Wong and the Company entered into subsequent to the quarter ended August 31, 2007. Pursuant to this agreement the Company transferred fixed assets that were valued at $4,653 as of August 31, 2007 (See Note 9).

The remaining portion of this liability of $6,250 was settled in the fourth quarter through the issuance of 1,364,629 restricted shares of common stock under the Company’s 2006 Equity Incentive Plan. See Note 9 for a more detailed description of the terms of the separation agreement.

7.	COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s commitments for the remaining two quarters of fiscal 2007 and fiscal years ending in 2008 and thereafter:

Obligations	2007		2008		2009
Office Lease	$1,200	$	---------	$	----------
Michigan State Technology License	--------		10,000		----------
Employment Agreements	66,000		156,000		80,000
Technical Advisory Board	22,500		---------		----------
Accrescent Research	9,000		---------		----------
Totals	98,700		$166,000		$80,000

With respect to our office lease at 1800 Wyatt Drive, Santa Clara, CA, the Company assigned and transferred this to Dr. Wong (See Note 9). Subsequent to the balance sheet date of August 31, 2007, the Company entered into a month-to-month office lease at 1475 Veterans Boulevard, Redwood City, CA. The monthly rent is $400.

8.	SIGNIFICANT EVENTS:

Extension and Expiration of Letter of Intent for the Acquisition of DKL International, Inc.

On January 31, 2007, the Company entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets. The Letter of Intent provided that the Company will pay a purchase price comprised of issuing common stock to DKL International, assuming certain liabilities of DKL International, and making commitments to provide additional capital at closing to fund the operations of DKL. In connection with the execution of the Letter of Intent, the Company provided DKL with an initial bridge loan of $40,000. Although the Company may provide DKL with additional operating funds pursuant to the bridge loan, the Company has no further obligation unless the parties execute a definitive transaction agreement. The full amount of the bridge loan is secured by a lien on DKL’s assets. In the event the acquisition is completed, the bridge loan will be applied to the purchase price. In the event that the Acquisition does not close as a result of DKL or the Company terminating the Letter of Intent, the bridge loan shall convert into a two-year loan maturing on the second anniversary date of the last advance of the bridge loan and will bear interest at a rate of 10% per annum , payable semi-annually, together with principal payments of $25,000 and a balloon payment of the remaining principal and interest due at the end of the two years.

On June 20, 2007, the Company entered into an agreement with DKL International, Inc., to extend the duration of the Letter of Intent through August 31, 2007 for the acquisition by the Company of DKL International, Inc. Due to the Company’s decision to cease its current business operations, the Company’s board of directors decided that it was in the best interests of the Company’s shareholders to allow this letter of intent to expire (See Note 9). Accordingly, the bridge loan of $40,000 is recorded as a current asset on the balance sheet as of August 31, 2007.

New Director

Effective July 17, 2007, the Board of Directors increased the Board size to three members and elected Mr. Robert Coutu as a non-executive director.

9.	SUBSEQUENT EVENTS:

Cessation of Operations.

On August 16, 2007, the board of directors convened a special meeting to discuss the termination of the Company’s employment relationship with Dr. Ted Wong (Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board), and the termination of the technical advisory board, license agreements with Michigan State University and Pohang University, and certain other consulting agreements. On September 12, 2007, the Company’s board of directors took the following actions: (1) approving the separation agreement entered into between the Company and Dr. Wong, (2) the dissolution of the Technical Advisory Board, (3) the termination of the consulting agreements with the members of the Technical Advisory Board; and (4) the appointment of the Messrs. Baron and Moser as the Company’s new interim Chief Executive and interim Chief Financial Officers, respectively. Thereafter, the Company provided notice of termination to its consultants and licensors on September 12, 2007 and these agreements will terminate in between 60 and 360 days from the date of the notice, in accordance with their terms. Also, our non-binding letter of intent with DKL International, Inc. expired on August 31, 2007 (See Note 8).

In addition, on September 9, 2007, the Company entered into a separation agreement with Dr. Wong, the Company’s Chief Executive Officer, President, Chief Financial Officer and Chairman of its board of directors. Pursuant to the separation agreement, Dr. Wong agreed to resign from all positions with the Company, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement the Company entered into with Dr. Wong, we agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which amount shall equal $72,000, payable in accordance with the Company’s regularly scheduled pay dates for employees, (b) an additional amount of $5,125 for unused vacation benefits, (c) a restricted stock award of 1,364,629 shares of common stock under our 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500 (See Note 6), and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Dr. Wong provided the Company with a general release and agreed to comply with the restrictive covenants of his employment agreement (dated August 3, 2006), subject to a modification of the covenant against competition. However, in the event the Company elects to commence an action against Dr. Wong, he will thereafter have the option to repay the severance amounts provided him and void the general release.

In light of the departure of Dr. Wong, the Company appointed Mr. Robert A. Baron, a director, to serve as its interim Chief Executive Officer and President and Chairman of the board of directors and also appointed Mr. Joshua Moser, the Company’s Chief Operating Officer to also serve as interim Chief Financial Officer. The compensation arrangement the Company agreed to in connection with Mr. Baron’s appointment as an officer of the Company is described below under the caption “Executive Compensation.” Mr. Moser will assume the additional responsibilities as the Company’s interim Chief Financial Officer without any modifications to his current employment arrangement.

Furthermore, on September 12, 2007, the Company’s board of directors voted to terminate current operations and to utilize its corporate assets as a vehicle for the acquisition of an operating business. The Company will not be limited to any particular industry or geographic location in its efforts to identify prospective target businesses.

Executive Compensation

On September 12, 2007, the Company appointed Mr. Robert A. Baron, one of our directors, as interim Chief Executive Officer and President and as Chairman of the Company’s board of directors. Although the Company has not entered into a written agreement with Mr. Baron, the Company has agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, the Company agreed to pay Mr. Baron a salary at the rate of $15,000 per annum during his service in this capacity. In addition, the Company granted Mr. Baron a restricted stock award of 3,731,343 shares of common stock under its 2006 Equity Incentive Plan which will be recorded as additional compensation in the subsequent period. These shares were granted as fully vested and are not subject to forfeiture upon the termination of his employment.

Assignment and Transfer of Office Lease

On September 7, 2007, the Company transferred its office lease at 1800 Wyatt Drive, Santa Clara, CA to Dr. Ted Wong, and entered into a month-to-month office lease at 1475 Veterans Boulevard, Redwood City, CA. The monthly rent is $400.

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

Overview

We are a development stage Nevada corporation that was formed on December 23, 2003. Historically, our principal business was the development, manufacture and marketing of nanoscale sensors and instruments, along with the management of intellectual property derived therefrom. We had designed sensors to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as “BCX”) agents in a number of settings, including areas that are a risk in the post 9/11-era. We utilized nano-technology, which operates in the nanoscale (the measurement of matter where a nano meter is the millionth part of a millimeter) of ten to the minus ninth meters and is sensitive to the presence of nano-scale size molecules of B-C-X agents using nano-scale surface structures to detect the presence of these molecules at nano concentrations (one part of the agent in a billion parts of air). Our principal business focus was the development, manufacturing and marketing of sensors and instruments to detect biological, chemical and explosive agents, principally a sensor device to detect e.coli and salmonella in food and water.

We have been unsuccessful at advancing our research programs and as a result, effective as of September 12, 2007, our board of directors determined to cease further operations pursuant to our business plan and we currently have no business operations. Since this date, all of our scientific staff, consisting of employees and consultants, have been eliminated, all of our research and development activities have been terminated and we have terminated all of our license and technical consulting agreements. Our board of directors and management are now focused on redeploying our remaining assets and seek to identify potential business opportunities. We will not be limited to any particular industry or geographic location in our efforts to identify prospective target businesses.

We will seek to capitalize on the significant strength of our management team, which is experienced in sourcing, structuring, financing and consummating business combinations in a variety of industry sectors. We believe that we have extensive contacts and sources, ranging from public and private company contacts, private equity funds, and investment bankers to attorneys, accountants and business brokers, from which to generate acquisition opportunities. We believe that our extensive contacts, relationships and sources will help us identify and structure attractive acquisition opportunities for our investors.

Cessation of Operations.

On August 16, 2007, our board of directors convened a special meeting to discuss the termination of our employment relationship with Dr. Ted Wong (Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board), and the termination of the technical advisory board, license agreements with Michigan State University and Pohang University, and certain other consulting agreements. On September 12, 2007, our board of directors took the following actions: (1) approving the separation agreement entered into between the company and Dr. Wong, (2) the dissolution of the Technical Advisory Board, (3) the termination of the consulting agreements with the members of the Technical Advisory Board; and (4) the appointment of the Messrs. Baron and Moser as our new interim Chief Executive and interim Chief Financial Officers, respectively. Thereafter, we provided notice of termination to its consultants and licensors on September 12, 2007 and these agreements will terminate in between 60 and 360 days from the date of the notice, in accordance with their terms. Also, our non-binding letter of intent with DKL International, Inc. expired on August 31, 2007.

In addition, on September 9, 2007, we entered into a separation agreement with Dr. Ted Wong, our Chief Executive Officer, President, Chief Financial Officer and Chairman of our its board of directors. Pursuant to the separation agreement, Dr. Wong agreed to resign from all positions with us, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement we entered into with Dr. Wong, we agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which amount shall equal $72,000, payable in accordance with our regularly scheduled pay dates for employees, (b) an additional amount of $5,125 for unused vacation benefits, (c) a restricted stock award of 1,364,629 shares of common stock under our 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500, and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Dr. Wong provided us with a general release and agreed to comply with the restrictive covenants of his employment agreement with us (dated August 3, 2006), subject to a modification of the covenant against competition. However, in the event we elect to commence an action against Dr. Wong, he will thereafter have the option to repay the severance amounts provided him and void the general release.

In light of the departure of Dr. Wong from our company, we appointed Mr. Robert Baron, a director, to serve as our interim Chief Executive Officer and President and Chairman of our board of directors and also appointed Mr. Joshua Moser, our Chief Operating Officer to also serve as our interim Chief Financial Officer. Mr. Moser will assume the additional responsibilities as our interim Chief Financial Officer without any modifications to his current employment arrangement.

Although we have not entered into a written agreement with Mr. Baron, we have agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, we agreed to pay Mr. Baron a salary at the rate of $15,000 per annum during his service in this capacity. In addition, we granted Mr. Baron a restricted stock award of 3,731,343 shares of common stock under our 2006 Equity Incentive Plan. These shares were granted as fully vested and are not subject to forfeiture upon the termination of his employment.

Furthermore, our board of directors voted to terminate current operations and to utilize our corporate assets as a vehicle for the acquisition of an operating business. We are currently engaged in discussions with one potential candidate with respect to a business opportunity. Although discussions between representatives of the parties continue, no transaction terms have been agreed upon and no letter of intent, term sheet or acquisition agreement of any kind has been executed by either party and no assurance can be given that any agreement will be executed or any transaction completed. The completion of this, or any, transaction would be subject to the negotiation of and execution of a definitive transaction agreement and the satisfaction of numerous closing conditions, including without limitation, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, if required under applicable state law, and several other conditions. As a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed. With the exception of the foregoing matter, we do not have any specific merger, stock exchange, asset acquisition, reorganization or other business combination under consideration or contemplation and we have not, nor has anyone on our behalf, contacted any potential target business or had any discussions, formal or otherwise, with respect to such a transaction. We will not be limited to any particular industry or geographic location in our efforts to identify prospective target businesses.

From December 1, 2006 through August 31, 2007, we did not generate any revenue from operations. As we do not expect to generate meaningful revenues or profits over the next fiscal year, management of cash flow is extremely important. During the year ended November 30, 2006, research and development expenses were $77,509. For the three months ended August 31, 2007, our research and development expenses were $15,000, whereas for the three months ended August 31, 2006, our research and development expenses were $30,200. For the nine months ended August 31, 2007, our research and development expenses were $83,479, whereas for the nine months ended August 31, 2006, our research and development expenses were $30,200.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations which is to utilize our corporate assets as a vehicle for the acquisition of an operating business. We will be required to raise additional capital as we look to acquire an operating business. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will go out of business.   Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

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

Critical Accounting Policies

In December 2001, the Securities and Exchange Commission requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. NanoSensors’ believes that other than the adoption of SFAS No. 123 (revised 2004,) “Share-Based Payment and the accounting policy related to Warrants and Freestanding Derivative Financial Instruments”, there have been no significant changes during the nine months ended August 31, 2007 to the items that were disclosed as our significant accounting policies in Note 2 of our Annual Report on Form 10-KSB for November 30, 2006. We currently believe the following accounting policies to be critical:

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

Stock Based Compensation: Employees and Directors

Effective March 1, 2006, NanoSensors adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment”. The fair value of stock options granted is determined using the Black Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

The valuation of the options is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our common stock, risk free interest rate and the market price of our common stock on the date of vesting.

Results of Operations for the Three Months Ended August 31, 2007 as Compared to the Three Months Ended August 31, 2006.

For the three months ended August 31, 2007 and August 31, 2006, we did not have sales. We are still in the development stage. During the three months ended August 31, 2007, our total costs and expenses increased 54% to $340,082, whereas for the three months ended August 31, 2006, we recorded total costs and expenses of $221,136. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our Technical Advisory Board, Dr. Wong, Joshua Moser, and one other consultant, along with expenses incurred for terminating our employment relationship with Dr. Wong, and increases in legal and accounting fees.

During the three months ended August 31, 2007, our total research and development expenses for the three months ended August 31, 2007 were $15,000, whereas for the three months ended August 31, 2006, we recorded research and development expenses of $30,200. All research and development costs are expensed as incurred. Our decrease in research and development expenses resulted from us terminating all development activities for our biosensor product.

Depreciation and amortization expense for the three month periods ended August 31, 2007 and August 31, 2006 were $958 and $884, respectively.

Other Income and (Expense) consists of income and (expense) related to fair value of warrant liability and interest (expense) and income. For the three month period ended August 31, 2007 we had other expense of ($135,740), whereas for the three months ended August 31, 2006, we recorded other expense of ($2,755,437). For the three month period ended on August 31, 2007, we wrote off acquisition expenses in connection with the termination of our Letter of Intent to acquire DKL International, Inc., that aggregated ($67,255). For the three month period ended August 31, 2007 we had fair value of warrant liability expense of ($69,180), interest expense of ($385) and interest income of $1,080, whereas for the three months ended August 31, 2006 we had we had fair value of warrant liability expense of ($2,737,107), interest expense of ($21,500) and interest income of $3,170. Fair value of warrant liability is a non-cash item for the warrants we issued to investors and placement agents in our recent private placement (See Note 5 to Financial Statements).

Net loss for the three month period ended August 31, 2007 was $475,822, whereas for the three months ended August 31, 2006, we had a net loss of $2,976,573. Excluding the amount of the change in fair value of warrant liabilities during the three month period ended August 31, 2007 and 2006, we had a net loss of $406,642 and $239,466, respectively.

Results of Operations for the Nine Months Ended August 31, 2007 as Compared to the Nine Months Ended May 31, 2006.

For the nine months ended August 31, 2007 and August 31, 2006, we did not have sales. We are still in the development stage. During the nine months ended August 31, 2007, our total costs and expenses increased 166% to $935,672, whereas for the nine months ended August 31, 2006, we recorded total costs and expenses of $351,582. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our Technical Advisory Board, Dr. Wong, Joshua Moser, and one other consultant, along with expenses incurred for terminating our employment relationship with Dr. Wong, and increases in legal and accounting fees.

Research and development expenses for the nine months ended August 31, 2007, aggregated to $83,479, whereas for the nine months ended August 31, 2006, we recorded research and development expenses of $30,200. All research and development costs are expensed as incurred. Our increase in research and development expenses are attributable to the development of our biosensor product. On or around September 12, 2007 our board of directors decided that it was in the best interests of our shareholders to terminate the development of our biosensor product.

Depreciation and amortization expense for the nine month periods ended August 31, 2007 and August 31, 2006 were $2,513 and $2,517, respectively.

Other Income and (Expense) consists of income and (expense) related to fair value of warrant liability and interest (expense) and income. For the nine month period ended August 31, 2007 we had other income of $2,136,147, whereas for the nine months ended August 31, 2006, we recorded other expense of ($4,259,639). For the nine month period ended August 31, 2007 we had fair value of warrant liability income of $2,196,360, interest expense of ($638), interest income of $7,680 and the write-off of acquisition costs of ($67,255) in connection with our terminated transaction with DKL International, Inc., where as for the nine months ended August 31, 2006 we had fair value of warrant liability expense of ($4,241,344), interest expense of ($21,500) and interest income of $3,205. Fair value of warrant liability is a non-cash item for the warrants we issued to investors and placement agents in our recent private placement (See Note 5 to Financial Statements).

Net income for the nine month period ended August 31, 2007 was $1,200,475, whereas for the nine month period ended August 31, 2006, we had a net loss of $4,611,221. Excluding the amount of the change in fair value of warrant liabilities during the nine month period ended August 31, 2007 and 2006, we had a net loss of $995,885 and $369,877, respectively.

Liquidity and Capital Resources at August 31, 2007

To date we have relied on financing from investors to support our operations. As of August 31, 2007, we had unrestricted cash on hand of $95,848, as compared with $244,915 on deposit at November 30, 2006.

We had a working capital deficit of $710,943 at August 31, 2007 and $2,159,784 at November 30, 2006. Excluding the liability for warrants accounted for as a derivative, we had a net working capital deficit of $157,503 as of August 31, 2007 and a net working capital deficit of $53,484 at November 30, 2006

Our currently available funds resulted from a private placement of units that commenced on May 11, 2006. In June 2006, we completed this private placement and raised gross proceeds of $1,729,500 from the sale of a total number of units consisting of 172,950,000 shares of common stock and five-year warrants to purchase 172,950,000 shares of common stock at an exercise price of $0.04 per share. Each unit was sold at a price of $50,000. On December 27, 2006 we received the final net proceeds of $643,500. In total from this financing we received net proceeds of $1,406,000 after giving effect to the release of funds previously held in escrow related to this private placement.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:

	Nine months ended August 31,
	2007	2006

Operating activities	$(791,222)	$(547,710)

Investing activities	(31,345)	(6,332)

Financing activities	673,500	652,576

Net effect on cash	$(149,067)	$98,534

Nine Months Ended August 31, 2007

Net cash used in operating activities was $791,222 for the nine month period ended August 31, 2007, primarily attributable to the net income adjusted for non-cash items (stock based compensation expense of $203,086, depreciation and amortization expense of $2,513 and fair value of warrant liability income of ($2,196,360), and a decrease in accounts payable and accrued expenses of $25,482 which includes $69,862 of accrued severance costs in connection with the separation agreement with Dr. Wong. Additional uses of cash in operating activities resulted from an increase in prepaid expenses of $22,216, and an increase in accrued payroll and employee benefits of $2,330.

Net cash used in investing activities was $31,345 representing a bridge loan in the amount of $40,000 to DKL and proceeds from the return of equipment in the amount of $8,655.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine months ended August 31, 2007, we had net income of $1,200,475, whereas for the nine months ended August 31, 2006, we recorded a net loss of $4,611,221. Excluding the amount of the change in fair value of warrant liabilities during the nine months ended August 31, 2007 and 2006, we had a net loss of $995,885 and $369,877, respectively. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2006 includes an explanatory paragraph which states that due to history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in Fiscal 2007 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2006 Financial Statements.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe that we will meet working capital requirements with the cash on hand as of October 12, 2007 for only the next 19 days without any additional funding.

On August 16, 2007, our board of directors convened a special meeting to discuss the termination of our employment relationship with Dr. Ted Wong (Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board), and the termination of the technical advisory board, license agreements with Michigan State University and Pohang University, and certain other consulting agreements. On September 12, 2007, our board of directors took the following actions: (1) approving the separation agreement entered into between the company and Dr. Wong, (2) the dissolution of the Technical Advisory Board, (3) the termination of the consulting agreements with the members of the Technical Advisory Board; and (4) the appointment of the Messrs. Baron and Moser as our new interim Chief Executive and interim Chief Financial Officers, respectively. Thereafter, we provided notice of termination to its consultants and licensors on September 12, 2007 and these agreements will terminate in between 60 and 360 days from the date of the notice, in accordance with their terms. Also, our non-binding letter of intent with DKL International, Inc. expired on August 31, 2007.

In light of the departure of Dr. Wong from our company, we appointed Mr. Robert A. Baron, a director, to serve as our interim Chief Executive Officer and President and Chairman of our board of directors and also appointed Mr. Joshua Moser, our Chief Operating Officer to also serve as our interim Chief Financial Officer.

Furthermore, our board of directors voted to terminate current operations and to utilize our corporate assets as a vehicle for the acquisition of an operating business. We are currently engaged in discussions with one potential candidate with respect to a business opportunity. Although discussions between representatives of the parties continue, no transaction terms have been agreed upon and no letter of intent, term sheet or acquisition agreement of any kind has been executed by either party no assurance can be given that any agreement will be executed or any transaction completed. The completion of this, or any, transaction would be subject to the negotiation of and execution of a definitive transaction agreement and the satisfaction of numerous closing conditions, including without limitation, the completion of due diligence by the parties, compliance with state and federal securities laws and regulations, the approval of the Board of Directors and shareholders of each entity, as may be required, and several other conditions. As a result of the foregoing uncertainties, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital and increasing revenues from operations, we will go out of business.   Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

Except for our employment agreements (see Note 7 to Financial Statements) we do not have any significant commitments for capital expenditures other than the obligations to our Technical Advisory Board, Accrescent Research, and Michigan State University.   In view of our limited cash position and early stage of development, there is no assurance that we will perform in accordance with our plan of operation, or that we will continue as a going concern or that we will be able to utilize our corporate assets as a vehicle for the acquisition of an operating business.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of August 31, 2007.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

 Management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our interim Chief Executive Officer and interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

Although there was not any change in our internal control over financial reporting during our quarter ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, subsequent to end of this fiscal quarter we appointed a new interim chief executive officer and a new interim chief financial officer. In connection with our decision to terminate current operations, we terminated the employment of Dr. Wong, who had served as our Chief Executive Officer and Chief Financial Officer effective as of September 1, 2007. In light of the departure of Dr. Wong from our company, we appointed Mr. Robert A. Baron, a director, to serve as our interim Chief Executive Officer and President and Chairman of our board of directors and also appointed Mr. Joshua Moser, our Chief Operating Officer to also serve as our interim Chief Financial Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the changes to the Company’s management structure have been successful. Except for the changes described above, there have been no other changes in the internal control over financial reporting during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All sales of unregistered securities have been previously disclosed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1	Separation Agreement with Ted L. Wong	8-K	9/13/07	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this October 12, 2007.

NanoSensors, Inc.

/s/ Robert Baron
Robert Baron
Interim Chief Executive Officer

/s/ Joshua Moser
Joshua Moser
Interim Chief Financial Officer