Form 10KSB
period 2007-11-30
NANOSENSORS INC
filed 2008-02-28
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION FILE NUMBER: 000-51007

NANOSENSORS, INC.
(Name of small business issuer as specified in its charter)

NEVADA	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Veterans Boulevard, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

ISSUER’S TELEPHONE NUMBER: (650) 641-2349

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the outstanding shares of voting and non-voting common equity held by non-affiliates of the Registrant as of February 26, 2008, was $1,881,411 based on the closing price on such date of $0.0045 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2008, there were outstanding 421,822,670 shares of Common Stock, $0.001 par value.

NANOSENSORS, INC.

References in this Annual Report to, the terms “ Company ,” “ NanoSensors ,” “ we ,” “ us ,” and “ our” refer to NanoSensors, Inc. and its wholly-owned subsidiary, Cuchulainn Acquisition Inc. after giving effect to the Merger (as defined in Item 1 below), unless otherwise stated or the context clearly indicates otherwise. The term “NanoSensors,” also refers to NanoSensors, Inc., a Nevada corporation, before giving effect to the Merger, and the term “Cuchulainn” refers to Cuchulainn Acquisition Inc. after giving effect to the Merger, together with Cuchulainn Holdings, Inc., unless otherwise stated or the context clearly indicates otherwise.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Further, all statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

PART I.

Item 1. Description of Business

NanoSensors was positioned as a shell company following its announcement on September 12, 2007, that it would terminate current business operations and utilize its corporate assets as a vehicle for the acquisition of an operating business. See the section below that is titled “General Business Developments during Fiscal 2007” and Note 9 to our Financial Statements.

On November 27, 2007, NanoSensors, Inc. entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”), by and among NanoSensors, Cuchulainn Acquisition Inc. (“Acquisition”), a Panamanian corporation and our wholly-owned subsidiary, and Cuchulainn Holdings, Inc., a Panamanian corporation (“Cuchulainn”). On January 16, 2008, NanoSensors, Acquisition and Cuchulainn entered into Amendment No. 1 to the Agreement and Plan of Merger (“Amendment No.1”). The Agreement and Plan of Merger and Amendment No. 1, are collectively referred to the “Merger Agreement.” Pursuant to the Merger Agreement, after all closing conditions were satisfied or waived, Cuchulainn merged with and into Acquisition on January 17, 2008 (the “Closing Date”) with Acquisition as the surviving entity. This merger is referred to as the “Merger.” In the Merger, each outstanding share of Cuchulainn common stock was exchanged for .000565 NanoSensors Series A Convertible Preferred Share (“NanoSensors Preferred Shares”) which for voting purposes and upon conversion will be equal to 199,604.068 shares of NanoSensors common stock, par value $0.001 (“NanoSensors Common Stock” or “Common Stock”). Accordingly, following the Closing Date of the Merger, the former holders of Cuchulainn common stock owned all NanoSensors Preferred Shares representing 82.55% of the voting power of NanoSensors and the remaining voting power was owned by the holders of NanoSensors Common Stock.

Immediately after giving effect to the Merger, there were issued and outstanding on an as-converted and fully-diluted basis 3,090,273,898 shares of NanoSensors Common Stock, as follows:

●
The former Cuchulainn stockholders held 1,996,040,680 shares of NanoSensors Common Stock (assuming conversion of the NanoSensors Preferred Shares) and NanoSensors Warrants to purchase 349,589,046 shares of NanoSensors Common Stock;

●	The NanoSensors stockholders (other than the former Cuchulainn holders) held 421,822,670 shares of NanoSensors Common Stock and warrants to purchase 275,671,660 shares of NanoSensors Common Stock;

●
The 2006 Equity Incentive Plan has authorized 80,000,000   shares of NanoSensors Common Stock for issuance, of which options to purchase 47,149,842 shares of NanoSensors Common Stock have been granted to employees and directors.

The Merger Agreement also contemplated that following the Merger, certain holders of NanoSensors Preferred Shares would execute consents to approve (i) a 100-to-1 reverse stock split of NanoSensors Common Stock (“Reverse Split”); (ii) a reduction, after giving effect to the Reverse Split, in the authorized number of shares of NanoSensors Common Stock from 950,000,000 to 400,000,000 shares (“Reduction in Authorized Shares”); and (iii) an increase, after giving effect to the Reverse Split, in the number of shares of NanoSensors Common Stock authorized to be issued under the Company’s 2006 Equity Incentive Plan from 800,000 shares to 8,000,025 shares (“Increase in Authorized Plan Shares”).

Cuchulainn has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service (the “Service”). The Service enables gamers to compete against other gamers and to place wagers on the outcomes of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to entering into the Agreement and Plan of Merger, Cuchulainn raised $620,000 (U.S.) in a private placement to fund initial development costs and to pay the expenses of acquiring Cuchulainn related to the Merger. Prior to commencing operation of the Service, NanoSensors and/or Acquisition (following the Merger) will need to raise additional capital financing. The business of Cuchulainn is the new business of the Company which is operated through Cuchulainn.

In connection with the Merger Agreement, on December 12, 2007, Cuchulainn loaned NanoSensors $50,000 and NanoSensors executed a Senior Promissory Note to Cuchulainn (the “Bridge Loan”). Upon the closing of the Merger, the principal amount outstanding and interest accrued under the Bridge Loan were forgiven, and the Bridge Loan was deemed repaid in full.

In the next section entitled “Introduction of New Business” we describe the proposed business of the Company following completion of the Merger, upon which NanoSensors ceased to be a “shell company,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The historical financial statements of NanoSensors before the Merger will not be replaced with the historical financial statements of Cuchulainn because of Cuchulainn’s limited operating history. In all future filings with the Securities and Exchange Commission (the “SEC”), NanoSensors will include Cuchulainn’s results on a condensed consolidated basis as of the Closing Date.

Industry and Market Data

The industry and market data presented in this Form 10-KSB are inherently estimates and are based upon third party data, including information derived from our own internal estimates. While we believe that this data is reasonable, in some cases this data is based on our or others’ estimates and cannot be verified by us.

Introduction to New Business

The Company has acquired, under a non-exclusive license, technology to establish and operate the Service, an online-based video console game wagering service that enables gamers to compete against other gamers and place wagers on the outcomes of their games. The outcome of game play will be determined predominantly upon the skill of the individual participant. The Service caters to an international community of gamers that play video games and place wagers online. Initially, the Microsoft XBOX 360®, Sony PS3®, and Nintendo Wii™ are the Company’s main targets for live interactive gaming forums of competitive skilled wagering.

The Service will match gamers with similar gaming interests and receive a fee for bringing them together and managing their competitions and wagers. Players can choose to compete against one another in online tournaments or in individual games. Players play against each other, not the Company, and therefore, the Company does not share in the risk of the wager. The Company has no control over the outcome of any game and does not have any interest in the winner. The Company will never make money from the outcome of a competition; instead, it will earn money for setting up and managing the competitions. The Company will take a ten percent (10%) game management fee from the staked amount from each player prior to the start of each game.

In addition to being a service for wagering on the outcome video games, once an appropriate level of liquidity has been reached, the Company intends to host an interactive and creative community where gamers will be given web space to create user profiles. Members will be able to browse the Company community and forums and find game related information, take part in discussions on a wide array of topics, and find potential opponents to place wagers against. The Company will be a hub for gaming competition and culture, enabling a global community of gamers to now have access to a global forum, where they can interact, compete, and place wagers with other gamers.

Market Summary

General

Every day, millions of dollars are wagered on poker and other competitive games online; however there is no existing venue where video game players can wager against each other online. With over $45 billion dollars combined running through the online wagering and video game industries, the Company believes that the next generation of gaming will be online competitive gaming. 1 The combination of these two mass markets is not only exciting, but is the next step in the evolution of online entertainment.

The Global Video Gaming Market - Industry Highlights

●	The Video Game Market produced over $33 billion in revenue in 2005, which is more than double that of the revenue of the NFL®, NBA® and MLB® combined.
●	The Video Game Market is expected to reach $46 billion by 2010, with an annual 11.4% growth rate. This sector accounts for the fastest overall growth of all entertainment markets in the United States.
●	117 million Americans actively play video games, of whom 62%, or 72,540,000, are over the age of 18.
●	In 2005, 83% of console game buyers were over the age of 18.
●	69% of American heads-of-households play video games.
●	The average video game player is 33 years old and has been playing for 12 years.
●	There are 15 million gamers over the age of 45.
●	The average age of the most frequent game-buyer is 40 years old.

Since Pong™ first appeared in American homes in the 1970s, video games have occupied a prominent place in American life. Today, video games are no longer considered to be a fad or niche, but rather an institution. The market for gaming software and hardware has been estimated at upwards of $43 billion — more than movie industry profits at the box office2.

As video games acquire greater capabilities, they are likely to surpass Hollywood even further as America’s primary source of popular entertainment.

Persons under the age of 18 are not the only ones clamoring after video games these days. The children who grew up on Atari® and Nintendo® in the 1980s are now adults and continue to be the most avid players and the targeted demographic of video game producers. 117 million Americans routinely play video games and the majority of them, approximately 62 percent, are adults, according to the Entertainment Software Association. 2

1 Greenspan, Robyn. “Online Gaming Revenue to Quadruple.” E-Commerce Guide (2004). 01 Sept. 2006.

2“Essential Facts About the Computer and Video Game Industry.” 2006 Sales, Demographic, and Usage Data (2006), Entertainment Software Association, 13 Sept. 2006.

At colleges and universities, video games have become a central part of student life. According to a Pew study, video games are the primary source of fun and leisure and have become an automatic part of what students do in their spare time. This demographic makes up over 60 percent of the gaming market. 3

The Online Video Gaming Sector -Industry Highlights

●	The online game market (which is part of the Video Game Market) accounted for $3.4 billion in 2005, and is forecasted to grow to over $13 billion by 2011.
●	56%, or 65,520,000, active gamers play video games online at least one hour or more per week.
●	Microsoft reports that more than 60% of XBOX 360® owners are connected to XBOX LIVE®.
●	By 2008, 40.2 million gamers will be going online with video game consoles.

Today, high speed Internet connections are allowing for a completely new way to socialize and connect with people who share similar interests. The console video gaming industry had reached what some call a “plateau” before Sony® and Microsoft® allowed gamers to compete in their favorite games over the Internet. Players with high-speed connections can now log on from the comfort of their homes and compete against other gamers online. Online video gaming has seen rapid growth over the past two years, and the trend is expected to continue upward as technological capabilities expand. Recent studies show television ratings have declined during primetime viewing hours, as more and more people are turning to online video gaming as their choice form of entertainment.

Online gaming revenues were $3.5 billion in 2005 and are expected to reach $13 billion by 2011. Currently Sony’s online gaming service has over 28 million subscribers, while Microsoft’s XBOX Live® service hosts over 4 million subscribers that pay on average $25 a year to use the online service. Industry experts predict significant growth in the popularity of online video gaming as next generation systems with greater capabilities are introduced to the market later this year (i.e., Playstation3®, Nintendo, Wii™).

The Global Gambling Market - Industry Highlights

●
The global gambling market generated approximately $258.3 billion of gross gambling revenue in 2005. The online gambling market is estimated to comprise approximately $13 billion, or 5%, of that total.[4]

●
Gambling with all its different guises: lotteries, poker, sports betting, casino gaming and skilled wagering, has continued to increase in popularity with consumers all over the world. In a recent study, Global Betting and Gaming Consultants (“GBGC”) reviewed 195 different countries and a total of 274 different jurisdictions and found there to be some form of licensed gaming activity in 254 of them. [4] Online gambling has proved to be one of the fastest growing segments of the overall gaming market, having grown at a compound annual growth rate since 1998 of over 50%.[4] Over the next few years it is estimated that the online gaming sector (a portion of the global gambling market) will grow at a compound annual growth rate of over 14%, reaching $25.2 billion by 2010, when it is forecast to represent some 7.7% of the global gaming market.[4]

3 Jones, Steve. “Let the Games Begin: Gaming Technology and Entertainment among College Students,” Pew Internet & American Life Project, July 6, 2003.

4Online Gaming Annual Report. Party Gaming, Inc. 2006. 01 Sept. 2006.

North America is the largest market for global gambling and its residents are estimated to have accounted for approximately 47% of global gross gambling yield in 2005, followed by Europe (28%) and then Asia and the Middle East combined (16%). 5

The Online Gaming Sector - Industry Highlights

●	$3.5 billion was wagered online in 2005 on poker, casino games, sports-betting, and skilled games.
●	The industry is expected to reach $25.2 billion by 2010.

Online gambling is a subset of the global gambling market. The Internet has created a venue/marketplace with no geographical or physical boundaries enabling customers to log on from anywhere in the world with an Internet connection (i.e., Wi-Fi, satellite). Technologies are currently being perfected that will allow customers to log on from anywhere in the world. As such, online gambling has attracted a large number of loyal users and despite being a young industry, is already a market that is highly competitive., it is estimated that, in 2005, there were over 2,300 online gaming websites around the world.5

The online gaming sector can be subdivided into different segments, with the largest individual segment being online sports betting, which in 2005 was estimated to have represented around 36% of total online gross gaming yield, followed by online casinos (25%) and poker (20%). There is currently no segment for skilled wagering on video games in the global gambling market.

The Skilled Wagering Sector - Industry Highlights

Skilled gaming is based on many traditional games such as bridge, chess, and checkers that have been popular for decades. In the 1999-2000 period, peer-to-peer cash skill gaming began to emerge in the United States. The business is popular in the United States, and is the region that represents the major commercial market for all skilled gaming. Still in its early stages, skilled gaming is expected to grow in markets such as Europe and Asia as an industry with great growth potential. Skilled based games do not have the social stigma that accompanies online gambling such as poker and casinos. Therefore, skilled gaming has the potential to attract and hold a customer base that is more reliable. Management estimates that $700 million was wagered on skilled games online in 2005, and is projected to reach over $2 billion by 2010.

Skilled gaming is covered by the federal Unlawful Internet Gambling Enforcement Act of 2006 (“Internet Gambling Act”), which prohibits the transfer of funds from a financial institution to an Internet gambling site, with the notable exceptions of “fantasy” sports, online lotteries, horse/harness racing and is not intended to cover skill games. Similarly, many states have adopted laws similar in import to the Internet Gambling Act. Although we believe that our skill-based gaming activities are outside the scope of most of these regulations, any changes in existing laws, rules or regulations or in the interpretation of such laws, rules or regulations, could restrict, condition or limit our current and proposed internet activities, or result in the imposition of substantial fines or other regulatory penalties. Any of the forgoing could have a significant adverse effect on our business, financial condition and results of operations. See “Government Regulation” below for an additional discussion of these risks.

 5  Casino City Network, 2006 02 Sept. 2006.

Patents, Licenses and Proprietary Rights

License Agreement with Plus 44

The Company has acquired, under a non-exclusive license with Plus 44 Holdings, Inc., technology and other intellectual property to establish and operate the online-based video console game wagering service that enables gamers to compete against other gamers and place wagers on the outcomes of their games. The Company does not own the technology for which we will rely on offering our Service. Pursuant to the terms of the license agreement, the Company is required to pay certain royalties throughout the term of such license agreement and certain upfront costs to secure the technology and certain customizations. As part of the royalties payable by the Company for use of the technology, there are substantial minimum revenue guarantees the Company must make on a monthly basis. The initial term of the license is three years and is subject to termination for customary reasons, such as the occurrence of an uncured material breach. However, both parties have the right to terminate the license upon notice prior to the expiration date and our licensor has the right to terminate this agreement upon the occurrence of certain events, including without limitation, the occurrence of adverse regulatory events or the imposition of civil or criminal proceedings arising out of our activities under the license, or in the event we fail to satisfy any contractually required royalty targets.

The barriers to entry in most Internet markets are relatively low. As a result, there is a significant risk of increased competition in such markets. Given that the Company’s business is predominantly Internet-based, there is the risk that competition in its Service will intensify with increased consumer demand, which may materially and adversely affect the Company’s business, revenues, operating results and financial condition. The Company may face significant competition from companies with greater capital resources, who provide more effective, more technologically advanced, and qualitatively better products and services than those provided by the Company or who pursue a more aggressive pricing policy than that of the Company. This includes existing and potential competitors which include major media companies and traditional video game publishers. The Company’s competitors may seek to gain market share or enter the Company’s markets by undercutting the Company’s prices to levels which the Company cannot match without jeopardizing its financial security. It should also be noted also that the Company’s licensor is also a competitor to the Company and given the success of the Company’s business may lead to issues that arise pursuant to its license agreement and its licensor’s ability to undermine the Company’s business.

The Company’s success is significantly dependent on its innovation and the development of its intellectual property given that its revenues are principally derived from providing high quality content and turn-key technological solutions based on proprietary intellectual property.

Despite its efforts, there can be no assurance that the Company will be able to keep pace with changing needs and standards. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, retention and marketing of new products and enhancements, or that they will be introduced in a timely fashion or will meet consumer expectations and achieve market acceptance or that the Company’s main product, licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service, will work or operate as is expected. The Company’s failure to meet changes in consumer and industry standards will diminish its leadership position, materially reducing its revenues and financial position, adversely affecting its operating results, and eroding its brand value. As is common in new and rapidly evolving industries, demand and market acceptance for newly introduced services and products are subject to a high level of uncertainty. In addition, there is risk that the Company’s expansion into a wider variety of distribution platforms will have a detrimental impact on its brand value and the acceptance of its products in the electronic commerce marketplace, which may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

Despite the Company’s precautions, unauthorized parties (such as employees, consultants or third party software developers) may have, or could in the future, copy or otherwise reverse engineer portions of the Company’s intellectual property or otherwise misappropriate and use information which is proprietary to the Company. Through such unauthorized use, competitors could develop intellectual property with the same or similar functionality or features. The unauthorized use of the Company’s trade secrets could result in the loss of their legal protection.

There are additional limitations to the effectiveness of the Company’s protective measures. Effective copyright and other legal protection may be unavailable or limited in certain foreign countries, and failure by the Company to register its intellectual property rights in certain countries may make enforcement of its rights more difficult. Furthermore, legal proceedings to enforce the Company’s intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. If the Company or its licensor cannot successfully enforce its intellectual property rights, this may materially and adversely affect the Company’s business, revenues, operating results and financial condition. See also “Risk Factors - Business Risks.

Competition

The online gaming industry is relatively new and the Company believes it has no direct competitors to its packaged service offering as currently envisioned. However, the Company is aware of several companies which partially overlap its business model, including str8gamers.com, gamersaloon.com, betiwin.com, gorillagamer.com, skillground.com, kill4cash.com, templeofgames.com and king.com.

STR8GAMERS.COM - Str8gamers offers a web layout with a wide array of games and consoles to choose from. Currently with over 2,000 users, it is among our top competitors. It offers tournaments, user profiles, and the ability to customize gaming challenges.

GAMERSALOON.COM- GamerSaloon offers a web layout with a wide array of games to choose from. Currently with over 8,000 users, they are among our top competitors. They offer tournaments and the ability to customize a user’s gaming challenges.

BETIWIN.COM - BETiWIN is a web service that provides online wagering capabilities through head-to-head contests and tournaments. It offers four different types of membership packages based on money deposited. A gamer is required to purchase a membership on the web site in order to join this online wagering community.

GORILLAGAMER.COM - GorillaGamer offers a website and a membership service that allows gamers to compete against one another for cash. Gamers can meet in platform-specific chart rooms and challenge one another and place wagers on their games. It also permits users to create profiles and join their communities. It currently has 117 registered users.

SKILLGROUND.COM- Skill Ground is a web site that allows users to wager solely on PC games that their company has developed. They offer free site registration and deposit bonuses to new users.

KILL4CASH.COM - Kill4Cash is web site that allows users to wager solely on Socom II. It offers free site registration to enter cash tournaments. Members work as teammates as opposed to various competing sites that allow head-to-head play.

TEMPLEOFGAMES.COM -Temple of Games is an online web site that allows its users to compete for cash prizes after paying a one-time entry fee. It currently offers online competitive gaming for the ps2 and XBOX.

KING.COM- KING is an online web site that allows their users to compete for cash prizes in popular online skill games. All their games are Java based and load directly into the browser time entry fee. It currently offers online competitive gaming for the PS2 and XBOX.

The Company’s new management team is focusing on the gaming sector because certain management members have several years of management and business experience within this sector. The Company’s management also plans to work with companies outside of this sector from time to time, and may consider any other sector or industry as its primary focus if future evaluations lead us to a sector or industry focus which management believes is in the Company’s best interest.

As an online gaming business, the Company does not own any real property and does not engage in a business that is typically subjected to significant environmental law (federal, state, and local) compliance burdens. It does not anticipate significant costs of compliance or other effects with respect to such environmental laws as does other types of businesses.

The Service provided by the Company is largely the product of management’s knowledge and experience, and that of qualified personnel who will be hired by the Company. It is not anticipated that the Company will expend significant resources on research and development activities with respect to the Service once its operations become more firmly established.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

Other than our Chief Operating Officer, none of our officers or directors, of which we only have one as of February 28, 2008 (Mr. Robert Baron), is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities. In the course of their other business activities, these persons may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Each of our directors has, or may come to have, to a certain degree, other fiduciary obligations. In addition all of our officers and directors have fiduciary obligations to those companies on whose board of directors they sit. To the extent that they identify business opportunities that may be suitable for the entities to which they owe a fiduciary obligation, we expect that our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a fiduciary obligation and any successors to such entities have declined to accept such opportunities. Additionally, certain of our current directors and officers and the individuals that we expect will join our senior management team are directors of companies, both public and private, which may perform business activities similar to those which we may perform after consummating a business combination.

General Business Developments during Fiscal 2007

Cessation of Business Operations

On August 16, 2007, the board of directors convened a special meeting to discuss the termination of the Company’s employment relationship with Dr. Ted Wong (Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board), and the termination of the technical advisory board, license agreements with Michigan State University and Pohang University, and certain other consulting agreements. On September 12, 2007, the Company’s board of directors approved the following actions: (1) the separation agreement entered into between the Company and Dr. Wong, which is described in the following paragraph; (2) the dissolution of the Technical Advisory Board; (3) the termination of the consulting agreements with the members of the Technical Advisory Board; and (4) the appointment of the Messrs. Robert A. Baron and Joshua Moser as the Company’s new interim Chief Executive Officer and interim Chief Financial Officer, respectively. Thereafter, the Company provided notice of termination to its consultants and licensors on September 12, 2007, and these agreements were terminated in accordance with their terms

In connection with its cessation of its former business operations, on September 9, 2007, the Company entered into a separation agreement with Dr. Wong. Pursuant to the separation agreement, Dr. Wong agreed to resign from all positions with the Company, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement the Company entered into with Dr. Wong, we agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which amount was $72,000, payable in accordance with the Company’s regularly scheduled pay dates for employees; (b) an additional amount of $5,125 for unused vacation benefits; (c) a restricted stock award of 1,364,629 shares of common stock under our 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500 (See Note 6 to Financial Statements); and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Dr. Wong provided the Company with a general release and agreed to comply with the restrictive covenants of his employment agreement (dated August 3, 2006), subject to a modification of the covenant against competition. However, in the event the Company elects to commence an action against Dr. Wong, he will thereafter have the option to repay the severance amounts provided him and void the general release.

In light of the departure of Dr. Wong, the board appointed Mr. Baron, a director, to serve as its interim Chief Executive Officer and President and Chairman of the board of directors. At the same time, the board appointed Mr. Joshua Moser, the Company’s Chief Operating Officer also to serve as interim Chief Financial Officer. The compensation arrangement the Company agreed to in connection with Mr. Baron’s appointment as an officer of the Company is described below under the caption “Executive Compensation.” Mr. Moser assumed the additional responsibilities as the Company’s interim Chief Financial Officer without any modifications to his current employment arrangement.

Furthermore, on September 12, 2007, the board of directors voted to terminate its current operations and to utilize its corporate assets as a vehicle for the acquisition of an operating business. It was determined that the Company would not be limited to any particular industry or geographic location in its efforts to identify prospective target businesses.

Discontinued Programs

As a result of our decision to exit the business of developing nano-scale sensor devices, the following programs were shut-down in the fourth quarter of fiscal 2007:

Nanoporous Silicon-based Sensors to Detect E. coli and Salmonella/Other Bacteria

The nanoporous silicon-based biosensor technology was covered by our license agreement with Michigan State University was designed to detect selected bacteria, salmonella and e-coli. Although we had finalized the design of the first prototype and limited quantities of the sensor prototype were produced by a third-party manufacturer, we have been unable to enter into any agreements for the field testing of this product proposal. Due to the board’s decision to cease further operations in this business because of our limited capital resources, we have terminated this product development program.

M10 Sensor

Prior to our cash shortfall in 2005, we had undertaken development activities for a portable device (hand-held wand) that could be used to screen people for explosives as they enter into public facilities. We referred to this device as the Model 10. In light of our limited cash resources, we terminated this program.

Other Products

We had previously disclosed our intention of developing additional sensor devices for an array of other biological, chemical and explosive agents, including those based on carbon nanotube technology. Due to the board’s decision to cease further operations in this business because of our limited capital resources, we have terminated this product development program.

Discontinued License and Collaborative Agreements

As a result of our decision to exit the business of developing nano-scale sensor devices, the following license and collaborative agreements were terminated in the fourth quarter of Fiscal 2007:

Michigan State University License

We had entered into a technology license agreement with Michigan State University effective as of August 21, 2006. Pursuant to this license agreement, we were granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of use of detecting certain selected bacteria. We notified the licensor of our decision to terminate this agreement on September 12, 2007.

Pohang University License

We had entered into a technology license agreement with Pohang University of Science and Technology effective as of September 11, 2006. Pursuant to this license agreement, we were granted the exclusive world-wide right, subject to certain contractually-defined limitations, to use the licensed technology and rights for commercial purposes in the field of use of detecting targeted agents for Homeland Security and Environmental Protection Agency applications. The license agreement had a term of 15 years or the duration of the patent rights licensed, whichever is longer. We notified the licensor of our decision to terminate this agreement on September 12, 2007.

Consulting Agreements with Technical Advisory Board

On July 12, 2006, we announced that we established a Technical Advisory Board that consisted of five experts in the nanotechnology industry. We formed the advisory board to assist us in identifying patented or patent-pending technologies at universities and government laboratories. Each of the advisory board members also entered into separate two-year consulting agreements with us pursuant to which we agreed to pay each of these individuals a monthly retainer of $1,500 and granted them warrants to purchase 1,000,000 shares of our common stock, which warrants are exercisable at a price of $0.06 per share. On September 12, 2007, we dissolved the Technical Advisory Board and notified each of these consultants of this decision and notified them of our decision to terminate the consulting agreements.

Other Consulting Agreements

On September 12, 2007 we notified two additional consultants that had been providing us with technical and marketing services of our decision to terminate these consulting agreements.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement in connection with its 2006 Private Placement that raised gross proceeds of $1,729,500. On December 19, 2006, the Company’s Registration Statement was declared effective by the SEC. On or around October 19, 2007, this Registration Statement ceased being effective because the Company failed to file a post-effective amendment. The Registration Rights Agreement requires the Company to pay the Investors a penalty of 2% per month (an aggregate monthly amount of $34,590) of the purchase price paid by each Investor up to a maximum of 6 months (the aggregate amount for 6 months being $207,540) for this penalty event. The Company at its option may, instead of paying cash, issue common shares for the 2% penalty based on the five-day average of closing bid price of NanoSensors Common Stock for five trading days immediately preceding the penalty event.

The Company recorded an expense of 207,540 in its Statement of Operations for these penalties. If the Company elected to pay these penalties in shares, then it would have to issue common shares totaling of 42,339,972 common shares. As of the filing date, the Company has not paid any of these penalties.

Subsequent Events

The Bridge Loan

In connection with the Merger Agreement, on December 12, 2007, Cuchulainn loaned NanoSensors $50,000 and NanoSensors executed a Senior Promissory Note to Cuchulainn (the “Bridge Loan”).   Upon the closing of the Merger, the principal amount outstanding and interest accrued under the Bridge Loan were forgiven, and the Bridge Loan was deemed repaid in full.

Employee and Director Option Grants

In December 2007 and January 2008, subsequent to the balance sheet date, the Company issued 12,528,494 options to its officers and directors and one employee under its 2006 Equity Incentive Plan. Robert Coutu, a non-executive director, who resigned from the board of directors immediately prior to the Closing Date of the Merger with Cuchulainn on January 17, 2008, returned 2,000,000 unvested options to the 2006 Equity Incentive Plan that he received when he was appointed to the board. Options issued to officers, employees and directors are as follows:

Name	Total Amount	Vested as of the Filing Date	Unvested as of the Filing Date	Vesting Schedule	Exercise Price	Grant Date	Exercise Term
COO & Interim CFO	1,612,903	1,612,903	-----------------	Fully Vested	$0.0062	1/4/2008	10 years
Interim CEO	4,032,258	4,032,258	-----------------	Fully Vested	$0.0062	1/4/2008	10 years
Interim CEO	3,750,000	3,750,000	-----------------	Fully Vested	$0.0036	12/3/2007	10 years
Non-employee director	2,083,333	2,083,333	-----------------	Fully Vested	$0.0036	12/3/2007	10 years
Director of Marketing & Sales	1,050,000	-----------------	1,050,000	25% on 1/4/2009 and 1/4/2010 and 50% on 1/4/2011	$0.0062	1/4/2008	10 years
Totals	12,528,494	11,478,494	1,050,000

The Company’s 2006 Equity Incentive Plan included an initial reserve of 80,000,000 shares of Common Stock. As of February 27, 2007, the Company has issued 47,149,842 options and 15,095,972 restricted shares of Common Stock, and has 17,754,186 shares available for future issuances.

Government Regulation

We are subject to risks associated with governmental regulation and legal uncertainties. Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), caching of content by server products, sweepstakes, promotions, and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

In addition, it is expected that the Company’s operations are expected initially to be concentrated in the United States where Internet games are regulated at the state and federal levels. We offer the ability for players to compete in pay-per-play skill games with prizes (also referred to as “skill games”). Most U.S. states do not prohibit offering games of skill with prizes for a fee, but do prohibit offering games of chance with prizes for a fee. However, as a result of the enactment of the Internet Gambling Act in the United States on October 13, 2006, there can be no assurance that regulators will not choose to interpret and administer laws in a manner that would restrict our operations. Further, there is a risk that interest groups, including those representing sectors competitive with the Company’s businesses, will influence the development of regulations under the Internet Gambling Act and other laws governing these new industries in a manner that prioritizes their interests over ours. The legal test used to make the distinction varies between states. Generally, in the U.S., games of skill are distinguished at law from games of chance by the predominant role of skill in determining the outcome of the game. Whether a particular game involves the requisite amount of skill is ultimately a question of fact for regulators and courts to decide. These determinations of fact can differ from state to state. Should there be any change to the laws or to the interpretation of these laws in any state or changes in federal law, a change in the interpretation of existing federal law or in any states in which we offer our services or an interpretation of the Internet Gambling Act restricting our operations, we may no longer be able to offer our services in certain states or may be required to modify its services at a cost to comply with changes in the law or its interpretation. This could reduce the size of our network, making us less attractive to consumers. There are several U.S. states in which the legality of skill games has neither been affirmed nor rejected by any published court decision or opinion. If a court were to find skill games to be illegal in one of these states, we may be found to have violated the law of such state and the Internet Gambling Act and may face penalties, fines, injunctions or other proceedings as a result. Similar regulatory risks exist in jurisdictions other than the U.S.

There is uncertainty regarding how existing laws governing issues such as illegal or obscene content and retransmission of media apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models.

In addition, in the United States, Congress has adopted legislation that regulates certain other aspects of the internet, including online content, user privacy, taxation, liability for third party activities and jurisdiction. Such legislation includes the following:

●
Communications Decency Act. The Communications Decency Act, or CDA, regulates content of material on the internet, and provides immunity to internet service providers and providers of interactive computer services. The CDA and the case law interpreting it provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on websites unless they participate in the conduct.

●
Digital Millennium Copyright Act. The Digital Millennium Copyright Act of 1998, or DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the internet. The DMCA provides domain name registrars and website hosting providers a safe harbor from liability for third-party copyright infringement. However, to qualify for the safe harbor, registrars and website hosting providers must satisfy a number of requirements, including adoption of a user policy that provides for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, a registrar or a website hosting provider must remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works by domain names or content on hosted web pages. A registrar or website hosting provider that fails to comply with these safe harbor requirements may be found contributorily or vicariously liable for third-party infringement.

●
Lanham Act. The Lanham Act governs trademarks and service marks, and case law interpreting the Lanham Act has limited liability for search engine providers and domain name registrars in a manner similar to the DMCA. No court decision to date known to us has found a domain name registrar liable for trademark infringement or trademark dilution as a result of accepting registrations of domain names that are identical or similar to trademarks or service marks held by third parties, or by holding auctions for such domain names.

●
Privacy and Data Protection. In the area of data protection, the U.S. Federal Trade Commission and certain state agencies have investigated various internet companies’ use of their customers’ personal information, and the federal government has enacted legislation protecting the privacy of consumers’ non-public personal information. Other federal and state statutes regulate specific aspects of privacy and data collection practices. Although we believe that our information collection and disclosure policies will comply with existing laws, if challenged, we may not be able to demonstrate adequate compliance with existing or future laws or regulations. In addition, in the European Union member states and certain other countries outside the U.S., data protection is more highly regulated and rigidly enforced. To the extent that we expand our business into these countries, we expect that compliance with these regulatory schemes will be more burdensome and costly for us.

●
The Child Online Protection Act and the Child Online Privacy Protection Act. The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We will not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these laws may be interpreted and enforced cannot be fully determined, and future legislation similar to these laws could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

Federal, state, local and foreign governments also are considering other legislative and regulatory proposals that would regulate the Internet in more and different ways than exist today. It is impossible to predict whether new taxes will be imposed on our Services, and depending upon the type of such taxes, whether and how we would be affected. Increased regulation of the internet both in the United States and abroad may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition or operational results. In addition, changes to existing laws or to the interpretation of existing laws or regulations by courts or enforcement agencies could also pose a risk to us. It may take years to determine the extent to which existing laws and regulations relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

Research and Development

For the period from December 1, 2006 to November 30, 2007 (“Fiscal 2007”), we incurred $83,479 of research and development expenses, as compared with $77,509 in the prior fiscal year ended November 30, 2006 (“Fiscal 2006”). On September 12, 2007, we terminated our license agreements with Michigan State and Pohang University and our consulting agreements with a consultant who was developing our biosensor product, our technical advisory board and marketing firm. During Fiscal 2006, and after we completed our Private Placement in June 2006, we entered into two technology license agreements, established the technology advisory board, hired a consultant, and started work on developing a nanoporous silicon-based biosensor to detect e-coli.

For a description of the Company’s new business, see Item 1 - Description of Business - Introduction to New Business.

The Company’s success in its new business is significantly dependent on its innovation and the development of its intellectual property given that its revenues will be principally derived from providing high quality content and turn-key technological solutions based on proprietary intellectual property. See also “Risk Factors”.

Insurance

We intend to maintain a general liability insurance policy. There can be no assurance that we will be able to obtain acceptable levels of insurance coverage on commercially reasonable terms, which could limit our ability to market our proposed products.

Seasonality

We do not believe that our future operations will be influenced by seasonal changes.

Employees

NanoSensors, as of November 30, 2007, had two employees, Robert Baron, Chairman and Interim Chief Executive Officer and Joshua Moser, Vice President, Chief Operating Officer and Interim Chief Financial Officer. The Company also had one consultant. In connection with our acquisition of Cuchulainn, two stockholders and nominees of Cuchulainn, William Levy and Tom Hendren, will join the management team and also become directors. Following Messrs. Levy and Hendren joining the Company, Mr. Baron will step down as an officer of the Company but he will remain as a director. Robert Coutu resigned from the board immediately prior to the closing of the Merger. See Item 10. “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

General

We are a Nevada corporation incorporated on December 23, 2003. Our principal corporate office is located at 1475 Veterans Boulevard, Redwood City, California 94063. Our telephone number at this location is (650) 641-2349.

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

Risks Related To Our Business

We Are In The Early Stage Of Development, Have No Operating History And Have Limited Cash Reserves

We have no operating history in our new business. As a result, it is difficult for us to accurately forecast our future operating performance and the performance of our technology in the future and the revenues it will produce. Our prospects must be considered in light of the risks, delays, expenses and difficulties frequently encountered by companies in the early stage of development, especially in software and technology development. Many of these factors are beyond our control, including unanticipated operational research and business development expenses, employment costs, administrative expenses and technology costs. We cannot assure our investors that our proposed business plan will materialize or prove successful, or that we will commence commercial operations. Furthermore, we do not at this time have sufficient cash reserves to execute our business plan and we are dependent on the proceeds of future equity and debt financings for working capital. There can be no assurance that any additional financing will be available to us or that adequate funds for our operations will be available when needed or on terms that are acceptable to us. The inability to secure additional financing would prevent us from initiating commercial operations which would result in the loss of your investment in the Company.

We Do Not Own Our Technology Or Intellectual Property and the License can be Terminated Upon Notice

Through our wholly-owned subsidiary, Cuchulainn, which we recently acquired through the Merger, the Company has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service. As such, we do not own the technology for which we will rely on offering our Service. Pursuant to the terms of the license agreement, the Company is required to pay certain royalties throughout the term of such agreement and certain upfront costs to secure the technology and certain customizations. As part of the royalties payable by the Company for use of the technology, there are substantial minimum revenue guarantees the Company must make on a monthly basis. The initial term of the license is three years and is subject to termination prior to the stated expiration date in the event of an uncured material breach or an event of bankruptcy. In addition, both parties have the right to terminate the license upon notice prior to the expiration date. Further, our licensor has the right to terminate this agreement upon the occurrence of certain events, including without limitation, the occurrence of adverse regulatory events or the imposition of civil or criminal proceedings arising out of our activities under the license, or in the event we fail to satisfy any contractually required royalty targets. If this agreement is terminated, we would need to locate another licensor of the technology that supports our service or develop such capacity internally. The termination of this license would have a material adverse impact on our operations and cash flows and if we were unable to locate another licensor on economically acceptable terms, or at all, we may be forced to cease our operations.

We Expect To Continue To Incur Losses For The Near Future

We project that we will continue to incur development and administrative expenses and operate at a loss for the foreseeable future until the Company has had the opportunity to develop. We will need to generate significant revenues to achieve sustained profitability. We cannot be certain whether or when this will occur because of the significant uncertainties with respect to our business.

We have incurred recurring operating losses in each of our fiscal periods since inception (December 23, 2003) to November 30, 2007, aggregating $2,466,811 and has a working capital deficit of $2,159,784 and $1,120,274 as of November 30, 2006 and November 30, 2007, respectively. Excluding the income related to fair value of warrant liability and liability for warrants accounted as a derivative, our net loss since inception is $3,268,497 and net working capital deficit of $566,834 as of November 30, 2007. From inception we have incurred, and will continue to, incur significant and increasing operating losses for the next several years.

We May Be Unable To Obtain Additional Financing Needed To Fund The Operations And Growth Of Our New Business

As of November 30, 2007, we had unrestricted cash on hand of $1,195, as compared with $244,915 at November 30, 2006. Other than the funds obtained in connection with the merger with Cuchulainn, we have been substantially reliant on capital raised from private placements of our securities to fund our operations. We expect to incur continued losses from our operations resulting primarily from costs related to salaries, overhead expenses, consulting fees and fees for professional services. These expenditures are necessary in order for us to comply with our ongoing reporting obligations as a public company, investigate potential business transactions and if appropriate, conduct due diligence of potential targets and negotiate the terms of a business transaction. We have funded our operating activities primarily through sales of equity and debt securities to our founders, accredited investors, and equity issued for services and a technology license. As long as we continue to incur negative cash flow from our operations, we may exhaust our capital resources without additional funding. Therefore, we will need additional financing to meet our future capital requirements. We currently have no arrangements to obtain additional financing and we will be dependent upon sources such as the availability of funds from private sources such as, loans and additional private placements, and the availability of raising funds through a public offering of our securities.

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

Our Business May Be Subject To Fluctuations In The Economy And Geopolitical Events

Our business could be affected by general economic conditions and those specific to the gaming industry as a luxury or entertainment market. In addition, our business could be affected by geopolitical events such as war, threat of war or terrorist actions. An economic downturn or geopolitical event could materially and adversely affect our business and financial condition.

If We Lose the Services Of Our Management Team, We Will Not Be Able To Execute Our Business Strategy

Our future success currently depends entirely upon the continued service of each of the members of our management team, and future additions to such team. Each member is critical to the overall management of the Company, as well as the development of our business strategy and our strategic direction. Although we intend in the future to enter into employment agreements with the executive officers, at this stage in our history, the loss or unavailability of any such officers would be expected to seriously impede our ability to execute our business plan.

If We Are Unable To Hire, Retain Or Motivate Qualified Employees And Advisors, We May Not Be Able To Grow Effectively

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success will depend in large part on the continued services of our key employees and advisors. The loss of their services could negatively impact our business and our ability to execute our business strategy.

The Company Does Not Intend To Pay Dividends To Its Stockholders.

We do not at this time intend to declare or pay cash dividends to our stockholders.

We Are Subject To Critical Accounting Policies, And We May Interpret Or Implement Required Policies Incorrectly

We will follow generally accepted U.S. accounting principles in preparing our financial statements. As part of this process, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments will be reasonable, and we will make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be materially adverse to our financial position and results of operations in future periods.

Limited Transferability Of Shares; Lack Of Trading Market

Although our shares of NanoSensors Common Stock trade on the OTC Bulletin Board, neither the NanoSensors Preferred Shares issued in the Merger nor the shares of NanoSensors Common Stock into which such Preferred Shares are convertible or the NanoSensors Warrants or the shares of NanoSensors Common Stock into which such Warrants are exercisable have been registered under the Securities Act or the securities or “blue sky” laws of any state. (Collectively, the NanoSensors Preferred Shares, NanoSensors Warrants and the shares of NanoSensors Common Stock into which they are convertible or exercisable, as the case may be, are referred to as the “Shares”). The right of any holder of Shares to sell, transfer, pledge, or otherwise dispose of the Shares will be limited by the Securities Act and state securities laws and the regulations promulgated thereunder. Accordingly, under the Securities Act, the Shares may not be resold unless a registration statement is filed and becomes effective or an exemption from registration is available. Although the Company intends to file a registration statement, there can be no assurance that any registration statement covering such Shares will become effective. Rule 144 promulgated under the Securities Act requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements of the Securities Act. There can be no assurance that we will fulfill in the future any reporting requirements under the Exchange Act, or disseminate to the public any current financial or other information concerning the Company, as required by Rule 144 as one of the conditions of its availability. Effective on February 15, 2008, the SEC amended Rule 144 under the Securities Act so as to codify SEC staff positions relating to securities issued by shell companies in new Rule 144(i). Rule 144(i) provides that Rule 144 is not available for the resale of securities initially issued by a reporting or non-reporting shell company, or an issuer that has previously been such a company, unless it has ceased to be a shell company, is subject to Exchange Act reporting requirements and has filed all required reports and materials during the preceding 12 months. In addition, at least one year must have elapsed from the date on which the issuer initially files current Form 10 information (i.e., information equivalent to that a company would be required to file if it were registering a class of securities under the Exchange Act) with the SEC reflecting its change in status. Due to our cessation of operations prior to the closing of the transactions contemplated by the Agreement and Plan of Merger with Cuchulainn, Rule 144 may not be available to selling security holders of the Company unless the conditions of Rule 144(i) are satisfied.

.
Directors And Officers Have Limited Liability

The General Corporation Law of Nevada permits provisions in the articles, by-laws or resolutions approved by stockholders which limit liability of directors for breach of fiduciary duty to certain specified circumstances; namely, breach of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law; acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derived an improper personal benefit. Our By-laws indemnify the officers and directors to the full extent permitted by Nevada law. Accordingly, except in such certain circumstances, the Company’s directors and officers will not be liable to the Company or its stockholders for breach of such duties. The Company will also indemnify any and all persons whom it shall have the power to indemnify under the laws of Panama for acts or omissions relating to the Company’s business or activities in Cuchulainn.

We May Depend On Part-Time Management, Advisors Or Employees

Some members of our management (including Tom Hendren, our incoming Interim Chief Executive Officer, and William Levy, our incoming President) are expected to manage our affairs on only a part-time or as-needed basis, and may miss business opportunities that could have otherwise been identified had management been devoting all of its time to our affairs. We have not yet finalized the negotiation of certain employment agreements with some of our executive officers.

Regulatory Risks Related To Our Company and Our Business

The Company is set to operate in a newly emerging industry that is currently outside the existing laws and regulatory schemes of many jurisdictions. Consequently, some uncertainty exists regarding the regulation of the Company’s activities. This uncertainty presents risk to the Company. In addition, to the extent that any of these regulatory risks may have an impact on the Company’s licensor or payment processors, the licensor or payment processors may be restricted or prohibited from operating in industries which, in turn, may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

Uncertainties In The Application Of Law To Newly Emerging Industries

The Company’s business is expected to have global reach and will be predominantly Internet-based which raises questions regarding which countries have jurisdiction over its activities. The applicability of the laws of any particular jurisdiction to Internet-based activities varies from country to country and, in many cases, has not yet been determined. The Company is subject to applicable laws of the countries in which it has operating assets or offices. However, uncertainty exists regarding the manner in which laws of other jurisdictions apply to the Company and, in some cases, whether they apply at all. With the enactment of the Internet Gambling Act in the United States on October 13, 2006, and as other laws governing Internet activities and, specifically, as the Company’s activities evolve, there can be no assurance that regulators will not choose to interpret and administer laws in a manner that would restrict the operations of the Company. There is a risk that interest groups, including those representing sectors competitive with the Company’s businesses, will influence the development of regulations under the Internet Gambling Act and other laws governing these new industries in a manner that prioritizes their interests over those of the Company. Increased compliance costs and any complications in or restrictions on, the consumer experience required by new regulations, including negative actions taken by the Company’s payment processors, could make the Company’s services less competitive and may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

Changes to Existing Regulatory Regimes

Changes to existing laws or to the interpretation of existing laws or regulations by courts or enforcement agencies could also pose a risk to the Company. It may take years to determine the extent to which existing laws and regulations relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet. It is expected that the Company’s operations are expected initially to be concentrated in the United States where Internet games are regulated at the state and federal levels. The Company offers the ability for players to compete in pay-per-play skill games with prizes (also referred to as “skill games”). Most U.S. states do not prohibit offering games of skill with prizes for a fee, but do prohibit offering games of chance with prizes for a fee. The legal test used to make the distinction varies between states. Generally, in the U.S., games of skill are distinguished at law from games of chance by the predominant role of skill in determining the outcome of the game. Whether a particular game involves the requisite amount of skill is ultimately a question of fact for regulators and courts to decide. These determinations of fact can differ from state to state. Should there be any change to the laws or to the interpretation of these laws in any state or changes in federal law, a change in the interpretation of existing federal law or in any states in which the Company offers its services or an interpretation of the Internet Gambling Act restricting the operations of the Company, the Company may no longer be able to offer its services in certain states or may be required to modify its services at a cost to comply with changes in the law or its interpretation. This could reduce the size of the Company’s network, making it less attractive to consumers. There are several U.S. states in which the legality of skill games has neither been affirmed nor rejected by any published court decision or opinion. If a court were to find skill games to be illegal in one of these states, the Company may be found to have violated the law of such state and the Internet Gambling Act and may face penalties, fines, injunctions or other proceedings as a result. Similar regulatory risks exist in jurisdictions other than the U.S.

Dependence on Key Payment Processors

The Company’s business is dependent on the services that will be provided by its key payment processors. The regulations to be released pursuant to the Internet Gambling Act, or changes to existing laws or to the interpretation of existing laws by the Company’s payment processors could lead to a decision by them not to do business with the Company. Agreements with payment processors are typically terminable at will by the payment processors. The Company believes that this is consistent with industry standards. If agreements that we enter into with payment processors are terminated, it may prove difficult for the Company to establish relationships with alternative payment processors and may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

We are Subject to a High Level of Competition

The barriers to entry in most Internet markets are relatively low. As a result, there is a significant risk of increased competition in such markets. Given that the Company’s business is predominantly Internet-based, there is the risk that competition in its Service will intensify with increased consumer demand, which may materially and adversely affect the Company’s business, revenues, operating results and financial condition. The Company may face significant competition from companies with greater capital resources, who provide more effective, more technologically advanced, and qualitatively better products and services than those provided by the Company or who pursue a more aggressive pricing policy than that of the Company. This includes existing and potential competitors which include major media companies and traditional video game publishers. The Company’s competitors may seek to gain market share or enter the Company’s markets by undercutting the Company’s prices to levels which the Company cannot match without jeopardizing its financial security. It should also be noted also that the Company’s licensor is also a competitor to the Company and given the success of the Company’s business may lead to issues that arise pursuant to its license agreement and its licensor’s ability to undermine the Company’s business.

Our Success is Dependent on our Ability to Innovate and Protect our Intellectual Property

The Company’s success is significantly dependent on its innovation and the development of its intellectual property given that its revenues are principally derived from providing high quality content and turn-key technological solutions based on proprietary intellectual property.

Despite its efforts, there can be no assurance that the Company will be able to keep pace with changing needs and standards. There can be no assurance that the Company will not experience difficulties that delay or prevent the successful development, retention and marketing of new products and enhancements, or that they will be introduced in a timely fashion or will meet consumer expectations and achieve market acceptance or that the Company’s main product, licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service, will work or operate as is expected. The Company’s failure to meet changes in consumer and industry standards will diminish its leadership position, materially reducing its revenues and financial position, adversely affecting its operating results, and eroding its brand value. As is common in new and rapidly evolving industries, demand and market acceptance for newly introduced services and products are subject to a high level of uncertainty. In addition, there is risk that if the Company expands into a wider variety of distribution platforms will have a detrimental impact on its brand value and the acceptance of its products in the electronic commerce marketplace, which may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

Despite the Company’s precautions, unauthorized parties (such as employees, consultants or third party software developers) may have, or could in the future, copy or otherwise reverse engineer portions of the Company’s intellectual property or otherwise misappropriate and use information which is proprietary to the Company. Through such unauthorized use, competitors could develop intellectual property with the same or similar functionality or features. The unauthorized use of the Company’s trade secrets could result in the loss of their legal protection.

There are additional limitations to the effectiveness of the Company’s protective measures. Effective copyright and other legal protection may be unavailable or limited in certain foreign countries, and failure by the Company to register its intellectual property rights in certain countries may make enforcement of its rights more difficult. Furthermore, legal proceedings to enforce the Company’s intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. If the Company or its licensor cannot successfully enforce its intellectual property rights, this may materially and adversely affect the Company’s business, revenues, operating results and financial condition. See also “Risk Factors - Business Risks — Third Party Patent Litigation”.

Challenges in Managing Rapid Growth

The Company, if business goes according to plan, will experience rapid expansion of its business by way of acquisition and/or organic growth and therefore management will need to devote significant resources to integration and scaling its commercial, technological and administrative infrastructure. Coupled with increased complexity of the business, this may place a significant strain on management and operational resources and increase demands on its internal systems, procedures and controls. The Company’s future operating results will depend on management’s adeptness at developing and managing the Company’s growth, meaning hiring and retaining appropriate personnel, making strategic investments, accurately forecasting revenues and controlling expenses. A decline in the revenue growth rate without a corresponding and timely slowdown in expense growth or any inability to manage or build future growth efficiently or effectively may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

Our Service Offering is Dependent on the Infrastructure of the Internet

The Company’s businesses face certain risks given that they are technology-based and principally conducted on the Internet. The Company’s ability to handle electronic commerce transactions and user information over the Internet securely depends on bank processing, credit card systems and other technologies and network systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, or system intrusion may cause a delay or interruption that could result in reduced use, reduced revenue and harm to the Company’s reputation, brand and relations with customers, which may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

The Company will depend on the Internet to distribute the Company’s products and services. Similarly, the Company’s end users will depend on Internet service providers and online service providers to access them. Increased Internet usage has caused interruptions and delays in processing and transmitting data over the Internet. The Company takes measures to prevent or minimize the impact of such interruptions and delays on its businesses, but there can be no guarantee that the Company’s network systems will not be affected or will continue to be able to support the demands placed on it by the continued growth of the Internet, or the overall growth and demand for the Company’s services.

We May be Subject to Third Party Patent Litigation

While the Company believes that the technology and other intellectual property that it relies on to offer its Service do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company or its licensor will not receive communications from third parties asserting that the technology and other intellectual property infringe, or may infringe, their proprietary rights. Furthermore, as part of its negotiation for the license to use the technology to offer the Service, the Company was not successful in securing any indemnity by the licensor to the Company that would protect the Company against intellectual property infringement. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product delays or require the Company or its licensor to develop non-infringing technology or enter into royalty or licensing agreements or re-brand products or cease conducting certain businesses due to a court-imposed injunction. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim of product infringement against the Company or its licensor and failure or inability of the Company or its licensor to develop non-infringing technology or license the infringed or similar technology may materially and adversely affect the Company’s business, revenues, operating results and financial condition.

We Face Significant Competition And If We Are Unable To Successfully Compete We May Lose Customers, Marketing Affiliates And Licensees

The Internet gaming industry involves rapid technological change and is characterized by intense and substantial competition. Some of our competitors are well established, substantially larger and have substantially greater resources than we do. It is also likely that other competitors offering gaming software technology will emerge in the future. Additionally, we will have to compete with other companies that have greater market recognition, greater resources and broader distribution capabilities than us. Increased competition by existing and future competitors could materially and adversely affect our business, financial condition and results of operations.

Internet gaming is a relatively new phenomenon and our success is dependent on the continued popularity of Internet gaming and products such as online poker. We will need to develop other Internet gaming products and services that will continue to attract and retain a broad range of customers. Our competitors are constantly developing innovations in providing online poker and gaming products. As a result, we must invest significant resources in research and development in order to enhance our websites, technology and existing products and services and introduce new high-quality products and services that will appeal to customers. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers and marketing affiliates. Our operating results would also suffer if our innovations were not responsive to the needs of our customers or are not appropriately timed with market opportunity or are not effectively brought to market. As gaming technology continues to develop, our competitors may be able to offer games that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete on bases in addition to quality of gaming products and services and to expend significant resources in order to remain competitive.

Our Software And Hardware Systems May Face Problems If The Volume Of Usage Increases Which Could Harm Our Reputation And Thus Our Business

The performance of our online services will be critical to our reputation and to achieving market acceptance. After we commence online operations, an increase in the volume of usage of online services could strain the capacity of the software or the hardware employed, which could lead to slower response time or system failures, thereby adversely affecting our revenues. Any system failure, including network, software or hardware failure, that causes interruption or an increase in response time of our online services provided to our licensees could result in decreased usage of our services and, if sustained or repeated, could reduce the attractiveness of our online services to our clients.

The process of managing traffic within large, high traffic Internet online services such as those that will be provided by us is an increasingly important and complex task. Our operations will be dependent in part upon our ability to protect our operating systems against physical damage from acts of god, power loss, telecommunications failures, physical break-ins and similar events. The occurrence of any of these events could result in interruptions, delays or cessation in service to users of our online services, which could have a material adverse effect on our business, financial condition and results of operations. Our systems and operations will be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet failure, break-ins, hurricanes and similar events. We intend to have backup servers at our primary site as well as other means to deal with system failures.

Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors (“bugs”) that could cause system failures when introduced. We will also be dependent upon search engines, web browsers, Internet service providers (“ISPs”) and online service providers (“OSPs”) to provide Internet users access to our web sites. Our clients may experience difficulties accessing or using our web sites due to system failures or delays unrelated to our systems. We do not intend to carry business interruption insurance to compensate us for these types of losses.

The Market For Internet Services Is In A State Of Rapid Technological Change And We May Not Be Able To Keep Up

The market for Internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require us to effectively use leading technologies, continue to develop our technological expertise, enhance our current services and continue to improve the performance, features and reliability of software. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt our software.

We May Become The Subject Of Bad Publicity From Underage Or Compulsive Gambling

We recognize that the attraction of Internet gaming to some minors and players for whom gaming activities assume too great a role in their lives poses a challenge to the industry in which we operate. We are committed to market our products to adult participants only and to following responsible gaming best practices and operating procedures at all times.

There are examples of individuals bringing a class action against a gaming company as a result of their becoming pathological gamblers. Although we would resist any such claim, if any such claim were brought against us, our board of directors or employees, whether successful or not, we may incur considerable legal and other costs, management’s time and resources may be diverted, and the resulting dispute may damage our reputation and brand image and have a material adverse effect on our business, revenue and financial position.

We May Not Be Able To Continue As A Going Concern

Our Accountants issued a qualified report on our financial statements as of and for the fiscal year ended November 30, 2007. The report states that NanoSensors is currently in the development stage and we will need to generate additional working capital for its planned activities and to service its debt. This raises substantial doubt about our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our 2007 Financial Statements.

Compliance With The Sarbanes-Oxley Act Of 2002 Will Result In Increased Expenditures

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

Risks Related to Our Securities

There Is Not Now, And There May Not Ever Be, An Active Market For NanoSensors Common Stock

There is currently a limited public market for NanoSensors Common Stock. Further, although the NanoSensors Common Stock is currently quoted on the OTC Bulletin Board, trading of NanoSensors Common Stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the NanoSensors Common Stock. There can be no assurance that following the Merger, a more active market for NanoSensors Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of the NanoSensors Common Stock, and would likely have a material adverse effect on the market price of the NanoSensors Common Stock and on the Company’s ability to raise additional capital. In addition, there is no market whatsoever for NanoSensors Preferred Shares.

The Company Cannot Assure You That NanoSensors Common Stock Will Become Liquid Or That It Will Be Listed On A Securities Exchange

Until the NanoSensors Common Stock is listed on an exchange, the Company expects its Common Stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, a stockholder may find it difficult to obtain accurate quotations as to the market value of the NanoSensors Common Stock. In addition, if the Company fails to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling NanoSensors Common Stock, which may further affect the liquidity of NanoSensors Common Stock. This would also make it more difficult for the Company to raise additional capital in the future.

Penny Stock Regulations Could Affect Your Ability To Resell Our Securities

NanoSensors Common Stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as Nasdaq or other national exchanges, and which may cause difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or which have a tangible net worth less then $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the penny stock rules for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

The Price Of NanoSensors Common Stock May Become Volatile, Which Could Lead To Losses By Investors And Costly Securities Litigation

The trading price of NanoSensors Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in the Company’s operating results;

•	announcements of developments by the Company or its competitors;

•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting the Company’s industry;

•	additions or departures of key personnel;

•	introduction of new products by the Company or its competitors;

•	sales of NanoSensors Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond the Company’s control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm the Company’s business and financial condition.

The Company Does Not Currently Anticipate Dividends To Be Paid On NanoSensors Common Stock, And Stockholders May Lose The Entire Amount Of Their Investment

Cash dividends have never been declared or paid on NanoSensors Common Stock, and the Company does not anticipate such a declaration or payment for the foreseeable future. The Company expects to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. The Company cannot assure stockholders of a positive return on their investment when they sell their shares, nor can it assure that stockholders will not lose the entire amount of their investment.

Securities Analysts May Not Initiate Coverage Or Continue To Cover NanoSensors Common Stock, And This May Have A Negative Impact On Its Market Price

The trading market for NanoSensors Common Stock may depend to a large degree on research and reports that securities analysts publish about the Company’s business and the Company. The Company does not have any control over these analysts. There is no guarantee that securities analysts will cover NanoSensors Common Stock. If securities analysts do not cover NanoSensors Common Stock, the lack of research coverage may adversely affect its market price. If the Company is covered by securities analysts, and its stock is the subject of an unfavorable report, its share price would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s Common Stock price or trading volume to decline. In addition, because the Company has a no operating history and is in the development stage it may have further difficulty attracting the coverage of securities analysts.

The NanoSensors Preferred Shares, The NanoSensors Common Stock Issuable Upon Conversion Of Such Preferred Shares, The NanoSensors Warrants And The NanoSensors Common Stock Issuable Upon Exercise Of Such Warrants Are Restricted Securities

The NanoSensors Preferred Shares and NanoSensors Warrants issued in the Merger have not been registered under the Securities Act, or registered or qualified under any state securities laws. The securities were sold pursuant to exemptions contained in and under those laws. Accordingly, the NanoSensors Preferred Shares (and the NanoSensors Common Stock issuable upon conversion) and the NanoSensors Warrants (and the NanoSensors Common Stock issued upon exercise of such Warrants) are and will be considered “restricted securities” as defined in Rule 144 under the Securities Act and must, therefore, be held indefinitely unless registered under applicable federal and state securities laws, or an exemption from the registration requirements of those laws is available. Both the certificates representing the NanoSensors Preferred Shares and the NanoSensors Warrants issued in the Merger contain a legend reflecting their restricted status.

Although the Company is required to register the NanoSensors Preferred Shares issued in the Merger (as well as the NanoSensors Common Stock issuable upon conversion of such Preferred Shares and upon exercise of the NanoSensors Warrants) by filing an appropriate registration statement with the SEC, there is no guarantee that the SEC will declare such registration statement effective, thereby enabling the shares to be freely tradable. Effective on February 15, 2008, the SEC amended Rule 144 under the Securities Act so as to codify SEC staff positions relating to securities issued by shell companies in new Rule 144(i). Rule 144(i) provides that Rule 144 is not available for the resale of securities initially issued by a reporting or non-reporting shell company, or an issuer that has previously been such a company, unless it has ceased to be a shell company, is subject to Exchange Act reporting requirements and has filed all required reports and materials during the preceding 12 months. In addition, at least one year must have elapsed from the date on which the issuer initially files current Form 10 information (i.e., information equivalent to that a company would be required to file if it were registering a class of securities under the Exchange Act) with the SEC reflecting its change in status. Due to our cessation of operations prior to the closing of the transactions contemplated by the Agreement and Plan of Merger with Cuchulainn, Rule 144 may not be available to selling security holders of the Company unless the conditions of Rule 144(i) are satisfied.

A Significant Number Of Our Shares Are Restricted For Sale And Their Sale Under Rule 144 In The Future Could Depress The Market Price Of Our Stock

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock. As additional shares of our Common Stock become available for resale in the public market pursuant to the registration of the sale of such shares or the sale pursuant to Rule 144, including the shares being issued in the Merger, the supply of our Common Stock will increase, which could decrease its price. As of January 17, 2008, prior to the issuance of NanoSensors Preferred Shares and there were approximately 172,950,000 shares of Common Stock currently outstanding which may be deemed “restricted securities” as that term is defined under the Securities Act. In the future, these shares may be sold in compliance with Rule 144 under the Act, or pursuant to another exemption. Further, approximately 82,000,000 founders shares held by persons who are currently non-affiliates have been held for in excess of two years and may be resold under Rule 144 without any of the limitations of Rule 144. In addition, the NanoSensors Preferred Shares and the NanoSensors Warrants issued in the Merger are restricted securities and the NanoSensors Common Stock issuable upon the conversion of the NanoSensors Preferred Shares and upon the exercise of NanoSensors Warrants may also be deemed restricted securities.

Following the effective date of the Registration Statement required to be filed by the Registration Rights Agreement, a large number of shares of our Common Stock will be available for sale in the public market, which could harm the market price of the shares of our Common Stock. Some or all of the above shares of our Common Stock have already been offered from time to time in the open market pursuant to Rule 144, and these shares plus future sales could have already had a depressive effect on the market for the shares of our Common Stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of our Common Stock in an amount equal to the greater of 1% of the outstanding shares or, if listed on Nasdaq or a national securities exchange, the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate under Rule 144 without limitations, after they have been held two years.

You May Experience Dilution Of Your Ownership Interests Because Of The Future Issuance Of Additional Shares Of Our Common Stock

In the future, the Company may issue its authorized but previously un-issued equity securities, resulting in the dilution of the ownership interests of its present stockholders. The Company is currently authorized to issue an aggregate of 970,000,000 shares of capital stock, consisting of   950,000,000 shares of NanoSensors Common Stock and 20,000,000 shares of NanoSensors Preferred Stock with preferences and rights to be determined by its Board of Directors. As of the Closing Date, there were 421,822,670 shares of NanoSensors Common Stock issued and outstanding. Following the Merger, 10,000 NanoSensors Preferred Shares will also be issued and outstanding.  Each NanoSensors Preferred Share for voting purposes will be equal to 199,604.068 shares of NanoSensors Common Stock, and following the Reverse Stock Split these NanoSensors Preferred Shares will automatically convert into 19,960,407 shares of NanoSensors Common Stock. Following the Reverse Stock Split, the 421,822,670 shares of NanoSensors Common Stock held by stockholders other than the former stockholders of Cuchulainn will be reduced to 4,218,227 shares of our Common Stock and the number of authorized shares of our Common Stock will be reduced to 400,000,000 shares. The Company may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of our Common Stock. There can be no assurance that the Company will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of our Common Stock is currently traded on the OTC Bulletin Board.

Common & Preferred Shares Summary	As of the Closing Date	Post 100-to-1 Reverse Stock Split
Common Shares Outstanding	421,822,670	4,218,227
Preferred Shares Issued to Cuchulainn	10,000	—
Cuchulainn Preferred Shares Converted into Common Shares	—	19,960,407
Totals	—	24,178,634

There Are A Significant Number Of Outstanding Securities Convertible Or Exercisable Into Shares Of Our Common Stock, The Conversion Or Exercise Of Which May Have A Dilutive Effect On The Price Of Our Common Stock.

As of the Closing Date, there were outstanding warrants and options to purchase 322,821,502 shares of our Common Stock. We issued NanoSensors Warrants in the Merger to the holders of Cuchulainn Warrants to purchase an aggregate of shares of NanoSensors Common Stock on a post-Reverse Split basis. The NanoSensors Warrants are exercisable substantially on the same terms and conditions as the Cuchulainn Warrants. Following the Reverse Split we will have warrants and options to purchase 6,724,105 shares of NanoSensors Common Stock. The exercise of these securities will cause dilution to our stockholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

Warrants & Options Outstanding Summary	As of the Closing Date	Post 100-to-1 Reverse Stock Split
Warrants Issued to Investors, Placement Agents and Consultants	275,671,660	2,756,717
Warrants Issued to Cuchulainn Stockholders	349,589,046	3,495,890
Options Issued to Employees and Directors	47,149,842	471,498
Totals	672,410,548	6,724,105

Our Company Is Controlled By The Former Stockholders Of Cuchulainn

The former stockholders of Cuchulainn will own 82.55% of the voting power of the Company. In addition, the executive officers and directors of the Company beneficially will own approximately 6.8% of our outstanding shares of Common Stock (including all shares of Common Stock issuable upon the exercise of warrants and stock options exercisable within 60 days of the date hereof). Such concentrated control of the Company may adversely affect the price of our Common Stock.

If The SEC Does Not Declare A Registration Statement Effective, The Former Cuchulainn Stockholders May Not Be Able To Sell Shares Of Our Common Stock In The Amounts Or At The Times They Might Otherwise Wish To Do So

On the Closing Date of the Merger, the Company entered into the Registration Rights Agreement with the Cuchulainn stockholders. Under the terms of the Registration Rights Agreement, the Company will use its reasonable efforts to file a Registration Statement covering the resale of the NanoSensors Common Stock and NanoSensors Warrants issuable to the former Cuchulainn stockholders subsequent to the Reverse Stock Split, by October 31, 2008. The Company is required to use commercially reasonable efforts to cause the Registration Statement to become effective, and once effective, to continue to be effective throughout the registration period. The Registration Rights Agreement does not have a liquidated damages provision or provide for other remedies if the Company fails to file a Registration Statement by October 31, 2008, or it is unable to cause the Registration Statement to become effective, and once effective, to continue to be effective throughout the registration period.  The Company also agreed to not enter into any agreement granting any holder or prospective holder of any securities of the Company registration rights with respect to such securities without the prior written consent of the holders of more than 50% of the registrable securities then outstanding, unless such new registration rights, including standoff obligations, are subordinate to the rights of the securityholders hereunder. Although the Company believes that it and its advisors will be able to take all steps necessary to permit the SEC to declare the Registration Statement effective, it is possible that the SEC may, by application of policies or procedures, delay the effectiveness of the Registration Statement or make it impractical for the Company to respond to the SEC in a manner which permits it to declare the Registration Statement effective. If the Company is not able to make the Registration Statement effective, the former Cuchulainn stockholders will need to rely on exemptions from the registration requirements of the Securities Act, such as Rule 144. Such exemptions typically limit the amount of shares that a stockholder can sell, require that the shares be sold in certain types of transactions, require that the stockholder have held the shares to be sold for a minimum period of time and limit the number of times that a stockholder may sell shares.

Item 2. Description of Property

NanoSensors leases facilities in Redwood City, California from an unaffiliated landlord. These facilities encompass approximately 400 square feet and serve as NanoSensors’ corporate headquarters and operations center. The current lease commenced in September 2007, on a month-to-month basis. The monthly payment of base rent plus operating expenses is $400 per month. Previously, NanoSensors had leased facilities in Santa Clara, California. This lease was assigned and transferred to Dr. Wong on September 7, 2007.

Item 3. Legal Proceedings

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are, to our knowledge, pending or threatened against us.

Item 4. Submission of Matters To a Vote of the Security Holders

None.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer’s Purchase of Equity Securities

Market Information

Our Common Stock has traded on the OTC Bulletin Board under the symbol “NNSR.OB” since November 1, 2005. As of December 1, 2007, there were 106 holders of record. This does not reflect those shares held beneficially or those shares held in “street” name.

The table below sets forth the high and low bid prices per share of our Common Stock for each full quarterly period in the last two fiscal years and the year to date as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. No prediction can be made as to the effect, if any, that future sales of shares of our Common Stock or the availability of our Common Stock for future sale will have on the market price of our Common Stock prevailing from time-to-time. The registration of the shares of our Common Stock covered by our current and future registration statements and the sale of substantial amounts of our Common Stock in the public markets could adversely affect the prevailing market price of our Common Stock.   All shares and per share prices give retroactive effect to our 10 for 1 stock split made on January 26, 2006. There are no quotations available for the first three quarters of the fiscal year ended November 30, 2005, or for any quarter in the fiscal year from inception (December 23, 2003) through November 30, 2004. On February 15, 2008, the closing price of our Common Stock as reported on the OTC Bulletin Board was $0.0037 per share.

Quarter Ended	High	Low

February 15, 2008*	$0.007	$0.003
November 30, 2007	$0.007	$0.0026
August 31, 2007	$0.012	$0.0028
May 31, 2007	$0.009	$0.003
February 28, 2007	$0.0178	$0.0078
November 28, 2006	$0.068	$0.014
________
* Through February 15, 2008.

Dividend Policy

It is our present policy not to pay cash dividends and to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future. The only restrictions that limit the ability to pay dividends on our Common Stock are those imposed by corporate law. Under Nevada corporate law, no dividends or other distributions may be made which would render us insolvent or reduce assets to less than the sum of our liabilities plus the amount needed to satisfy any liquidation preference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our Common Stock is authorized for issuance as of the fiscal year ended November 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	36,621,348	$0.047	28,282,680

Equity compensation plans not approved by security holders (2)	6,041,660	$0.063	N/A

Total	42,663,008	$0.049	28,282,680
__________________
(1)	In addition to the options listed above, the Company issued 15,095,972 restricted shares through its equity compensation plan in 2007.
(2)	Represents 6,041,660 warrants to purchase shares of common stock issued to consultants for services.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

During the fiscal year ended November 30, 2007, we did not issue any securities that were not registered under the Securities Act, except as disclosed in previous SEC filings.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. All share and per share data in this section, as well as in the entire report, unless otherwise noted, give retroactive effect to the 10 for 1 forward split declared by us on January 12, 2006. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-SBK, including under “Risk Factors.”

Overview

We are a development stage Nevada corporation that was formed on December 23, 2003. Historically, our principal business was the development, manufacture and marketing of nanoscale sensors and instruments, along with the management of intellectual property derived therefrom. We had designed sensors to detect specified levels of targeted specific biological, chemical and explosive (herein referred to as “BCX”) agents in a number of settings, including areas that are a risk in the post 9/11-era. We utilized nano-technology, which operates in the nanoscale (the measurement of matter where a nano meter is the millionth part of a millimeter) of ten to the minus ninth meters and is sensitive to the presence of nano-scale size molecules of B-C-X agents using nano-scale surface structures to detect the presence of these molecules at nano concentrations (one part of the agent in a billion parts of air). Our principal business focus was the development, manufacturing and marketing of sensors and instruments to detect biological, chemical and explosive agents, principally a sensor device to detect E. coli and salmonella in food and water.

We were unsuccessful at advancing our research programs and as a result, effective as of September 12, 2007, our board of directors determined to cease further operations pursuant to our business plan. Since this date, all of our scientific staff, consisting of employees and consultants have been eliminated, all of our research and development activities have been terminated and we have terminated all of our license and technical consulting agreements. We then sought to utilize our corporate assets as a vehicle for the acquisition of an operating business.

On November 27, 2007, NanoSensors entered into the Agreement and Plan of Merger, to acquire Cuchulainn. On January 16, 2008, NanoSensors, Acquisition and Cuchulainn entered into Amendment No. 1 to the Agreement and Plan of Merger. Pursuant to the Merger Agreement, after all closing conditions were satisfied or waived, Cuchulainn merged with and into Acquisition on January 17, 2008.

Cuchulainn has licensed technology and other intellectual property in order for it to operate the Service an online-based video console game wagering service. The Service enables gamers to compete against other gamers and to place wagers on the outcomes of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to entering into the Agreement and Plan of Merger, Cuchulainn raised $620,000 (U.S.) in a private placement to fund initial development costs and to pay the expenses of acquiring Cuchulainn related to the Merger. Prior to commencing operation of the Service, NanoSensors will need to raise additional capital financing.

Cessation of Operation.

On August 16, 2007, our board of directors convened a special meeting to discuss the termination of our employment relationship with Dr. Wong (Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board), and the termination of the technical advisory board, license agreements with Michigan State University and Pohang University, and certain other consulting agreements. On September 12, 2007, our board of directors approved the following actions: (1) the separation agreement entered into between the Company and Dr. Wong which is described in the following paragraph; (2) the dissolution of the technical advisory board; (3) the termination of the consulting agreements with the members of the technical advisory board; and (4) the appointment of the Messrs. Robert A. Baron and Joshua Moser as our new interim Chief Executive Officer and interim Chief Financial Officer, respectively. Thereafter, we provided notice of termination to its consultants and licensors on September 12, 2007 and these agreements were terminated in accordance with their terms.

In connection with its cessation of business operations, on September 9, 2007, we entered into a separation agreement with Dr. Ted Wong, Pursuant to the separation agreement, Dr. Wong resigned from all positions with us, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement we entered into with Dr. Wong, we agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which amount was $72,000, payable in accordance with our regularly scheduled pay dates for employees, (b) an additional amount of $5,125 for unused vacation benefits, (c) a restricted stock award of 1,364,629 shares of Common Stock under our 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500, and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Dr. Wong provided us with a general release and agreed to comply with the restrictive covenants of his employment agreement with us (dated August 3, 2006), subject to a modification of the covenant against competition. However, in the event we elect to commence an action against Dr. Wong, he will thereafter have the option to repay the severance amounts provided him and void the general release.

In light of the departure of Dr. Wong from our Company, we appointed Mr. Baron, a director, to serve as our interim Chief Executive Officer and Chairman of our board of directors and also appointed Mr. Moser, our Chief Operating Officer also to serve as our interim Chief Financial Officer. Mr. Moser assumed the additional responsibilities as our interim Chief Financial Officer without any modifications to his current employment arrangement.

Although we have not entered into a written agreement with Mr. Baron, we have agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, we agreed to pay Mr. Baron a salary at the rate of $15,000 per annum ($1,500 per month) during his service in this capacity. In addition, we granted Mr. Baron a restricted stock award of 3,731,343 shares of common stock under our 2006 Equity Incentive Plan. These shares were granted as fully vested and are not subject to forfeiture upon the termination of his employment. Following the closing of the Merger and the appointment of a new Chief Executive Officer and President as contemplated by the Merger Agreement, Mr. Baron will step down as Interim Chief Executive Officer, but continue as Chairman of the Board of Directors.

From December 1, 2006 through November 30, 2007, we did not generate any revenue from operations. As we do not expect to generate meaningful revenues or profits over the next fiscal year, management of cash flow is extremely important. During the year ended November 30, 2006, our research and development expenses were $77,509, and during the year ended November 30, 2007, research and development expenses were $83,479.

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations which is to establish and operate the Service. Prior to commencing operation of the Service, we will be required to raise additional capital. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will go out of business.   Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected.

Need for Additional Capital

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations which is to establish and operate the Service. Prior to commencing operation of the Service, we will be required to raise additional capital. We will pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will go out of business. Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected. Due to our need to generate additional working capital, our Accountants issued a qualified report on our financial statements as of and for the fiscal year ended November 30, 2007, which raises substantial doubt about our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our 2007 Financial Statements.

Merger Agreement with Cuchulainn Holdings, Inc. and Cuchulainn Acquisition Inc.

On November 27, 2007, NanoSensors entered into the Agreement and Plan of Merger. On January 16, 2008, NanoSensors, Acquisition and Cuchulainn entered into Amendment No. 1 to the Agreement and Plan of Merger. Pursuant to the Merger Agreement, after all closing conditions were satisfied or waived, Cuchulainn merged with and into Acquisition on January 17, 2008, and the Company commenced its new business operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the company’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. We currently believe the following accounting policies to be critical:

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine whether those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative, the fair value of the warrants is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black Scholes model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our Common Stock, risk free interest rate and the market price of our common stock.

Deferred Tax Assets and Tax Liabilities

Our deferred tax assets are primarily a result of deductible temporary differences related to pension and other accruals, as well as tax credit carry-forwards and net operating loss carry-forwards which are available to reduce taxable income in future periods. A considerable amount of judgment is required in estimating the amount of deferred tax assets to recognize in the financial statements. In determining whether or not a valuation allowance is required, we must consider, among other things, historical results for both book and tax purposes and expectations of future book and taxable income.

The Company is directly responsible for U.S. federal, state and local tax audit issues. While it is often difficult to predict the final outcome or the timing of resolution of tax issues, the Company establishes tax reserves based on estimates of additional taxes and interest due with respect to certain positions that may not be sustained on review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. The Company has not recorded any tax reserves as of November 30, 2007.

Accounting for Stock Options

During fiscal 2005 and prior years, we accounted for stock options in accordance with Accounting Principles Board Opinion 25 and disclosed the pro forma effect of expensing stock options in accordance with SFAS 123. Effective March 2006, we have adopted SFAS 123(R), which requires us to recognize compensation expense in our financial statements for the fair value of stock options we issue. Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

Results of Operations

Fiscal Year 2007 compared to Fiscal Year 2006

For Fiscal 2007 and Fiscal 2006 we were in the development stage and did not have sales. During Fiscal 2007, our total costs and expenses increased 62% to $1,134,196, whereas for Fiscal 2006, we recorded total costs and expenses of $699,495. Our increase in total costs and expenses primarily resulted from consulting fees and salaries paid to our technical advisory board, Dr. Ted Wong, Joshua Moser, and one other consultant, along with expenses incurred for developing prototypes of our biosensor, and increases in legal and accounting fees. In addition, during Fiscal 2007, we entered into a separation agreement with Dr. Wong and terminated consulting agreements with our technical advisory board, marketing firm and an engineer who was developing our biosensor. We also terminated our license agreements with Michigan State and Pohang University. The termination fees that we incurred are discussed below in Other Income and Expense next to “Restructuring Expense”, and also in Note 9 to the Financial Statements.

General and Administrative expenses for Fiscal 2007 increased 69% to $1,047,787, as compared with $618,079 during Fiscal 2006. General and Administrative expenses for Fiscal 2007 consisted primarily of salaries paid to our technical advisory board, Dr. Ted Wong, Joshua Moser, one other consultant, along with rent and professional fees as a result of being a public reporting company and raising money privately. The expenses in Fiscal 2006 consisted primarily of consulting fees and salaries paid to our technical advisory board, Dr. Ted Wong, Joshua Moser, one other consultant, along with license fees paid to Michigan State University and Pohang University of Science and Technology, rent and professional fees as a result of becoming a public reporting company and raising money privately.

Research and Development expenses for Fiscal 2007 increased 7% to $83,479, whereas for Fiscal 2006 we recorded expenses of $77,509. All research and development costs are expensed as incurred. Research and Development expenditures for Fiscal 2007 and 2006 consisted primarily of costs associated with developing our biosensor to detect E. coli. During Fiscal 2007, the Company ceased operation of its biosensor business.

Depreciation and amortization expense for Fiscal 2007 and Fiscal 2006 were $2,930 and $3,907 respectively.

Other Income and (Expense) for Fiscal 2007 was $1,853,283, whereas for Fiscal 2006 we recorded Other Income and (Expense) of ($1,410,779). During Fiscal 2007 and Fiscal 2006 we had non-cash income of $2,196,360 and non-cash expense of $1,394,674 related to the fair value of liability of warrants issued to investors and placement agents (See Note 5 to Financial Statements). During Fiscal 2007 and Fiscal 2006 we had Interest Income of $7,786 and $5,395, respectively. During Fiscal 2007 and Fiscal 2006 we incurred Interest Expense of $1,068 and $0, respectively. During Fiscal 2007 we recorded a restructuring charge of $35,000 for termination fees incurred when we terminated our license agreement with Michigan State University and our consulting agreements with our technical advisory board and one consultant who was developing our biosensor (see Note 9 to the Financial Statements). During Fiscal 2007 we wrote off acquisition expenses of $67,255 and a loan receivable of $40,000 which was recorded as a current asset on our balance sheet in connection with the termination of our Letter of Intent with DKL International, Inc. During Fiscal 2007 and Fiscal 2006 we recorded expenses of $207,540 and $21,500, respectively, pursuant to the liquidated damages penalty provision of the agreements that we entered into with the investors and investor from our private placement that commenced in May 2006 and November 2005.

Other Income (Expense) Summary	Fiscal 2007	Fiscal 2006
Income (expense) related to fair value of warrant liability	$2,196,360	(1,394,674)
Interest expense	(1,068)	--------------
Interest income	7,786	5,395
Restructuring expense	(35,000)	---------------
Write-off DKL acquisition expenses & bad debt expense	(107,255)	----------------
Other Expense - Liquidated damages	(207,540)	(21,500)
Total Other Income (Expense)	1,853,283	(1,410,779)

Liquidity and Capital Resources at November 30, 2007

We have relied on financing from investors to support our operations. As of November 30, 2007, we had unrestricted cash on hand of $1,195, as compared with $244,915 on deposit at November 30, 2006.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:

	Twelve months ended Nov. 30,
	2007	2006

Operating activities	$(885,875)	$(763,131)

Investing activities	(31,345)	(16,740)

Financing activities	673,500	832,576

Net effect on cash	$(243,720)	$52,975

Twelve Months Ended November 30, 2007

Net cash used in operating activities was $885,875 for the twelve month period ended November 30, 2007, primarily attributable to the net income adjusted for non-cash items (stock based compensation expense of $268,476 depreciation and amortization expense of $2,930 and fair value of warrant liability income of ($2,196,360), and a decrease in prepaid expenses and other assets of $24,930. Additional uses of cash in operating activities resulted from an increase in accrued severance cost of $45,063 in connection with the separation agreement with Dr. Wong, and an increase in accounts payable and accrued expenses of $206,982 and an increase in accrued payroll and employee benefits of $3,556.

Net cash used in investing activities was $31,345 representing a loan receivable in the amount of $40,000 to DKL and proceeds from the return of equipment in the amount of $8,655. The loan receivable of $40,000which was recorded as a current asset on our balance sheet, was written off in connection with the termination of our Letter of Intent with DKL International, Inc.

Net cash provided by financing activities was $673,500. On December 27, 2006 we received net proceeds of $643,500 from escrow after satisfying covenants we agreed to in connection with our Private Placement of units, which closed in June 2006 (See Note 5 to the Financial Statements). In addition, on February 6, 2007, we issued 3,000,000 shares of common stock on the exercise of warrants at $0.01 per share of proceeds of $30,000.

Our operations have been limited in light of our need for additional financing. On November 10, 2005, we closed on an offering of 250,000 units, or an aggregate of $250,000, with each unit consisting of ten shares of our Common Stock, par value $.001 and one five year warrant expiring on November 30, 2010, to purchase ten shares of our Common Stock at an exercise price of $.225 per share. As consideration for acting as financial consultant to us in this offering, Meyers Associates, L.P. received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The $225,000 of net proceeds were used for working capital including the former Chief Executive Officer’s salary and payment of certain past due accounts payable.

Our available funds through November 30, 2007, resulted from a private placement of units that commenced on May 11, 2006. On December 27, 2006, we received the final release of funds ($715,000) that were being held in escrow until we satisfied certain post-closing covenants. In total we received gross proceeds of $1,729,500 and issued an aggregate of 172,950,000 shares of our Common Stock and warrants to purchase 172,950,000 shares of our Common Stock to the investors at an exercise price of $0.04 per share. After payment of commissions of $172,950 and expenses associated with this offering, we received net proceeds of approximately $1,400,000. In addition, we issued 34,590,000 Unit Warrants to the selling agents (See Table in Note 4 to the Financial Statements “Warrants Outstanding” which, on a fully-diluted basis, results in the issuance of an aggregate of 69,180,000 shares of Common Stock upon exercise). Each Unit Warrant has an exercise price of $0.01.

On January 31, 2007, we entered into a non-binding letter of intent to acquire substantially all of the tangible and intangible assets of privately-held DKL International, Inc. DKL is a provider of passive detection technology and related products to the homeland security, defense, military, law enforcement, security, safety, and rescue markets. The Letter of Intent provided that the Company would pay a purchase price comprised of issuing common stock to DKL International, assume certain liabilities of DKL International, and make commitments to provide additional capital at closing to fund the operations of DKL. In connection with the execution of the Letter of Intent, we provided DKL with an initial bridge loan of $40,000. The full amount of the bridge loan was secured by a lien on DKL’s assets. In the event that the acquisition had been completed, the bridge loan would have been applied to the purchase price. In the event that the Acquisition did not close as a result of DKL or our terminating the Letter of Intent, the bridge loan would be converted into a two-year loan maturing on the second anniversary date of the last advance of the bridge loan and will bear interest at a rate of 10% per annum, payable semi-annually, together with principal payments of $25,000 and a balloon payment of the remaining principal and interest due at the end of the two years.

Due to our decision to cease our current business operations, our board of directors decided that it was in the best interests of our shareholders to allow this letter of intent to expire (See Note 9). Accordingly, the bridge loan of $40,000 which was recorded as a current asset on the balance sheet as of August 31, 2007 was written off.

During the quarter ended February 28, 2007, we issued 3,000,000 shares of our Common Stock on the exercise of warrants at $0.01 per share for proceeds of $30,000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We recognized net income of $719,087 and a net loss of $2,110,274 for Fiscal 2007 and Fiscal 2006, respectively. Excluding the amount of the change in Fair Value of Warrant Liabilities, we had a net loss of $1,477,273 and $715,600, respectively. The Auditor’s Report in our Annual Report on Form 10-K for the year ended November 30, 2007 includes an explanatory paragraph which states that due to history of operating losses, the fact that we have not yet commenced commercial operations, and based on our needs for additional funds in Fiscal 2008 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2007 Financial Statements.

We were unsuccessful at advancing our research programs and developing sensors to detect explosives, chemicals and biological agents. Effective September 12, 2007, our board of directors determined to cease further operations pursuant to our business plan. Since this date, all of the Company’s scientific staff, consisting of employees and consultants was eliminated, all of the Company’s research and development activities have been terminated and the Company has terminated all of its license and technical consulting agreements (See Note 9 to the Financial Statements). Furthermore, our board of directors voted to utilize our corporate assets as a vehicle for the acquisition of an operating business.

On November 27, 2007, we entered into an Agreement and Plan of Merger, with Acquisition and Cuchulainn. Pursuant to the Merger Agreement, after all closing conditions were satisfied or waived, subsequent to the balance sheet date, Cuchulainn merged with and into Acquisition on January 17, 2008. As a result, we have commenced a new business operation and we will be marketing the Service, which enables gamers to compete against other gamers and to place wagers on the outcomes of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. Prior to entering into the Merger Agreement, Cuchulainn raised $620,000 (U.S.) gross proceeds in a private placement to fund initial development costs and to pay the expenses related to the Merger. Prior to May 31, 2008 and commencing operation of the Service, we will need to raise additional financing.

In connection with the Merger Agreement, on December 12, 2007, Cuchulainn loaned NanoSensors $50,000 and NanoSensors executed a Senior Promissory Note to Cuchulainn. Upon the closing of the Merger, the principal amount outstanding and interest accrued under the Bridge Loan were forgiven, and the Bridge Loan was deemed repaid in full.

We had a working capital deficit of $1,120,274 at November 30, 2007 and $2,159,784 at November 30, 2006, respectively. Excluding the liability for warrants accounted for as a derivative, our net working capital deficit was $566,834 and $53,484 for Fiscal 2007 and Fiscal 2006, respectively. We have funded our business throughout the development stage primarily through equity and convertible debt investments from accredited investors.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe the Company will meet working capital requirements with the cash on hand as of January 31, 2008 for only the next three months without any revenues and/or additional funding. As described elsewhere in this report, our currently available funds were derived from our recently completed merger transaction with Cuchulainn, which had raised $620,000 in gross proceeds in a private placement prior to entering into the Merger Agreement with us.

The Company will take appropriate actions and reduce its product and technology development to match available funds. Other than the funds we acquired as a result of the Merger, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations which is to establish and operate the Service. We will need to raise additional funds from debt or equity funding sources in order to develop and market our Service. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will go out of business. Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently expected

We believe the Company will meet working capital requirements with the cash on hand as of January 31, 2008 for only the next three months without any revenues and/or additional funding. The Company will take appropriate actions and reduce its product and technology development to match available funds. We will need to raise additional funds from debt or equity funding sources in order to develop and market our Service. If additional funds are required earlier than anticipated, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

We expect that our operating and administrative expenses will increase, primarily in travel, salary and fees paid to outside consultants and professional service firms. The increased travel will be required as we increase our efforts to market our Service.

Our funding requirements will depend on numerous factors, including:

•	the scope and results of our product development activities;

•	potential acquisition or in-licensing of other product candidates, commercial products or technologies;

•	the cost of manufacturing activities for product candidates; and

•	our ability to establish and maintain additional collaborative arrangements.

We expect marketing costs to increase in the future as we introduce and promote our Service to the gaming community both in the United States and abroad.

Further, as result of the Merger, Acquisition acquired the software license and services agreement between Cuchulainn and Plus 44 Holdings, Inc. (“Plus 44”). The license agreement that Plus 44 granted to Cuchulainn grants them the rights to use and develop Internet games, products and services on a   non-exclusive, worldwide, non-sublicensable, non-transferable, non-assignable, revocable basis. Pursuant to this license agreement, we will pay Plus 44 royalties based upon a percentage of the adjusted gross sales derived from the Service. In addition, we will be obligated to pay Plus 44 a monthly minimum payment once we start operating the Service.

As described in greater detail in Item 1 of this Annual Report on Form 10-K, we are developing a Service that enables gamers to compete against other gamers and to place wagers on the outcomes of their games. Prior to commencing operation of the Service, we will need to raise additional financing by May 31, 2008. If we are successful in raising additional financing, then we expect to be able to start marketing the Service between June 1, 2008 and August 31, 2008.

As of the balance sheet date we do not have any significant commitments for capital expenditures   In view of our early stage of development, there is no assurance that we will perform in accordance with our plan of operation, or that we will continue as a going concern or that we will ultimately achieve profitable operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of November 30, 2007.

Item 7. Financial Statements

Our consolidated financial statements and related notes, which are attached to this Annual Report on Form 10-KSB beginning after Item 14, are incorporated herein by reference.

Item 8. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T). Controls and Procedures

Disclosure Controls

Management, including our Interim Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

There has not been any change in our internal control over financial reporting during our quarter ended November 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a development stage company with a limited number of employees, we will continue to implement additional measures in response to specific accounting and reporting weaknesses, including further personnel and organizational changes to improve supervision and increased training for finance and accounting personnel.

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

Item 8B. Other Information

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

Our executive officers and directors are:

Name	Age	Position

Robert A. Baron	68	Chairman of the Board of Directors and Interim Chief Executive Officer

Joshua Moser	36	Vice President, Chief Operating Officer, Interim Chief Financial Officer and Corporate Secretary

Robert Baron was appointed to our Board July 10, 2006. Effective September 1, 2007, Mr. Baron became the Chairman of the Board of Directors and Interim Chief Executive Officer of the Company. Following the closing of the Merger, Mr. Baron will step down as Interim Chief Executive Officer of the Company. Mr. Baron presently serves as a member of the board of directors of two publicly-traded companies, Hemobiotech, Inc. and Opko Health Inc. (formerly Exegenics, Inc.). Hemobiotech is a development stage biotechnology company and Opko Health Inc. is a clinical stage biopharmaceutical company. From 1998 to August 2004, he served as President of Cash City Inc., a payday advance and check cashing business. Previously, Mr. Baron served as President of East Coast Operations of CSS/TSC, a subsidiary of Tultex, Inc., a New York Stock Exchange listed company engaged in the manufacturing of activewear products, such as tee-shirts and as Chairman of T-Shirt City Inc., a company engaged in the distribution of activewear products. Mr. Baron received his B.S. degree from Ohio State University. Mr. Baron was a limited partner in Meyers Associates, LP (“Meyers Associates”) from February 2002 until July 2006. Meyers Associates, LP served as a selling agent in the Company’s 2006 private placement. Meyers Associates also served as financial advisor to Cuchulainn in connection with its 2007 private placement and received a financial advisory fee of $50,000 (including legal fees and expenses) in November 2007. See “Certain Relationships and Related Transactions”.

Joshua Moser was appointed as our Vice President and Chief Operating Officer on August 3, 2006 and has been our Corporate Secretary since June 2006. On August 16, 2007, Mr. Moser was appointed Interim Chief Financial Officer of the Company in addition to his other duties and responsibilities. Prior to becoming an executive officer, Mr. Moser provided consulting services to the Company commencing in November 2005. Prior to working with the Company, from September 1999 to October 2000, Mr. Moser was the Director of Business Development at GCN, Inc., an online market research company. From October 2000 to September 2002, Mr. Moser was a research analyst at Tufan, Inc., where he analyzed and managed investments in privately-held software, semiconductor and technology service companies. From September 2002 through February 2005, Mr. Moser was employed as a Vice President with Sherwood Partners, Inc., a business and financial advisory consulting firm that assists commercial lending institutions and venture capital firms in managing and structuring corporate turnarounds. Thereafter and prior to joining the Company, Mr. Moser provided management consulting services, including serving as Interim Chief Financial Officer at Chuckwalla, Inc., a privately-held software company. Mr. Moser graduated from Denison University in 1994 with a B.A. in History.

Board of Directors

As of November 30, 2007, Mr. Baron and Mr. Coutu were the only members of our board of directors. In light of the fact that Dr. Wong served as our sole director until Mr. Baron’s election on July 10, 2006, actions taken by the board prior to such date have been by written consent from time to time, as considered necessary or reasonable. During fiscal 2007, our board held two meetings and acted on unanimous written consent on four occasions. In addition, due to the continued small size of our board, our directors may hold additional discussions from time to time, as they consider appropriate. We had no arrangements pursuant to which any director was compensated during our 2005 fiscal year for any service provided as a director. In July 2006, we adopted a compensation plan for non-executive directors, as described below.

Since our board of directors has historically and will in the immediate future consist of only a small number of members, we have not formed any board committees. All matters relating to audit, compensation, nominations and corporate governance are considered and acted upon by our entire board of directors.

The Company expects that, in the near future, Mr. Thomas Hendren, age 49, will be elected Interim Chief Executive Officer and a director, and Mr. William Levy, 26, will be elected President and a director. Their respective biographical information is set forth below:

Thomas Hendren. Mr. Hendren is currently President and Chief Operating Officer of Array Marketing Group, Inc., one of the world’s leading merchandising companies. Array is the premier provider of in-store marketing services for the world’s leading retailers and brand manufacturers. Array has operations in Canada, the United States and Asia. Mr. Hendren joined Array in 1999 as Vice President - Operations. He played a major role in establishing Array’s Toronto Plant as an industry showpiece in efficiency, quality, safety and customer service. In 2004, he was promoted to the position of President of Array-Canada with full general management responsibility for Array’s businesses in Toronto and Bradford, Ontario, and New York City. Prior to joining Array in 2005 Mr. Hendren was promoted to President and Chief Operating Officer of Array-Canada. Previously, Mr. Hendren spent over 10 years in a variety of senior financial/operational and general management positions with Campbell Soup Company in Europe and North America, including heading up operations in Europe and Canada. Mr. Hendren is also a qualified accountant and a member of The Chartered Institute of Management Accountants (UK). Prior to his position with Campbell Soup, he held a number of senior financial positions with BP Oil/Rowntree Macintosh (Nestle) and United Biscuits in the UK.

William Levy. Following the effective of the Merger, Mr. Levy will be in charge of daily activities including sales, business development, and marketing of Cuchulainn. By the age of 25, he co-founded three companies. These businesses include (i) Cool Comfort Inc., a distributor of R134, a refrigerant, to auto repair shops throughout south Florida, (ii) TheBestBetOnSports.com, a unique professional sports system that is subscription based, and (iii) Impact Entertainment, a consulting company in the online entertainment industry. He also played a role in the opening of SupperClub San Francisco, the first U.S. installment of the very successful European restaurant and nightclubs (Rome, Amsterdam, Istanbul). Mr. Levy has a double degree from Florida Atlantic University in Business Management and Marketing.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The board does not have a compensation committee and there are no interlocks between our directors and directors of other companies.

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee of the board. Because of the small size of our board and because we are not traded on an exchange or on the Nasdaq Stock Market, we are not required by law or applicable regulations to have an Audit Committee. The board acts as a whole with respect to matters which might otherwise be acted upon by an Audit Committee. Due to the small size of our board of directors, we do not currently have a board member that qualifies as an audit committee financial expert pursuant to Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors, and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended November 30, 2007 except that due to an administrative oversight, Messrs. Baron and Coutu were late in filing their Form 4’s in connection with their grant of formula options on December 1, 2007.

Code of Ethics

We have adopted a code of ethics in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 rules established by the SEC. The code of ethics establishes guidelines to be followed by our principal executive officer, who is our chief executive officer, our chief financial officer and our senior financial officers. Compliance is mandatory for those employees subject to our code of ethics. Waivers or amendments to this code will be disclosed to the public, and filed with the SEC, on Form 8-K. A copy of this Code of Ethics was filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 17, 2005. A copy of the Code of Ethics may also be obtained without charge by writing to our Chief Financial Officer, at NanoSensors, Inc., 1475 Veterans Blvd., Redwood City, CA 94063.

Item 10. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of each person that served as our chief executive officer and other executive officers (the “Named Executive Officers”) with annual compensation exceeding $100,000 during the fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)

Ted L. Wong, Ph.D.	2007	$114,000	(1)	25,000	6,250	126,000	--	--	65,092	336,342
Chief Executive Officer (6), (7)	2006	$48,000	(2)	52,500	--	--	--	--	75,000	175,500

Joshua Moser,	2007	120,000		--	--	51,800	--	--	--	171,800
Chief Operating Officer and Interim Chief Financial Officer (8)	2006	40,000		--	--	--	--	--	59,000	99,000

Robert A. Baron, Interim Chief Executive Officer (9)	2007	4,500		--	15,000	19,760	--	--	13,500	52,760

__________________________________
(1)	“Salary” is comprised of the cash salary paid to the named executive officers during fiscal 2007.
(2)
“Stock Awards” reflect the portion of restricted stock grants awarded to named executive that was recognized by the Company as a compensation expense in fiscal year 2007 in accordance with the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, (“FAS 123R”) Share-Based Payment.

(3)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2007. A discussion of the methods used to calculate these values may be found in footnote 4 to the consolidated financial statements filed with this report.

(4)
“Non-Equity Incentive Plan Compensation” is comprised of cash awards made to the named executive officers in the discretion of the Company’s Board of Directors as recommended by the Compensation Committee.

(5)
“All Other Compensation” consists of compensation received from employer matching contributions to the Company’s 401(k) Plan, long term disability insurance premiums and life insurance premiums paid by the Company for each named executive officer. Additionally, severance payments to former named executive officers are included in all other compensation.

(6)
On September 9, 2007, NanoSensors, Inc. entered into a separation agreement with Ted L. Wong, its Chief Executive Officer, President, Chief Financial Officer and Chairman of its board of directors. Pursuant to the separation agreement, Dr. Wong agreed to resign from all positions with NanoSensors, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement, NanoSensors agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which amount shall equal $72,000, payable in accordance with our regularly scheduled pay dates for employees, (b) an additional amount of $5,125 for unused vacation benefits, (c) a restricted stock award of 1,364,629 shares of common stock under our 2006 Equity Incentive Plan and the transfer of certain fixed assets that were valued at $4,653 for the settlement of a liability to Dr. Wong that totaled $12,500, and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Dr. Wong provided NanoSensors with a general release and agreed to comply with the restrictive covenants of his employment agreement with us (dated August 3, 2006), subject to a modification of the covenant against competition.

(7)
Dr. Wong entered into an employment agreement with the Company in August 2006. Under this employment agreement he received a base salary of $144,000 per year. Dr. Wong also received a signing bonus of $40,000 in 2006 and $12,500 in connection with the Company entering into the license agreement with Michigan State University. Prior to entering into this employment agreement with the Company, Dr. Wong received $75,000 for the period from December 1, 2006 through July 31, 2006.

(8)
Mr. Moser entered into an employment agreement with the Company in August 2006. Under this employment agreement he receives a base salary of $120,000 a year. Prior to entering into this employment agreement, Mr. Moser provided services to the Company as a consultant and received $59,000 for the period from December 1, 2006 through July 31, 2006. On January 4, 2008, the Company granted Mr. Moser a discretionary bonus for his efforts in connection with the Merger payable in options to purchase shares of Common Stock in the amount of $10,000 divided by the closing price on the date of grant ($0.0062) or 1,612,903 options. These options are fully vested.

(9)
On September 12, 2007, the Company appointed Robert A. Baron, one of our directors, as interim Chief Executive Officer and as Chairman of the Company’s Board of Directors. Although the Company has not entered into a written agreement with Mr. Baron, the Company has agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, the Company agreed to pay Mr. Baron a salary at the rate of $1,500 per month during his service in this capacity. Mr. Baron has also been paid $13,500 in director’s fees in 2007 which is reflected in the table immediately above. In addition, the Company granted Mr. Baron a restricted stock award of 3,731,343 shares of Common Stock under its 2006 Equity Incentive Plan. These shares were granted as fully vested and are not subject to forfeiture in the event of termination of his employment. On December 3, 2007, the Company also granted Mr. Baron 3,750,000 options to purchase shares of Common Stock at an exercise price of $0.0036 per share. On January 4, 2008, the Company granted Mr. Baron a discretionary bonus for his efforts in connection with the Merger payable in options to purchase shares of Common Stock in the amount of $25,000 divided by the closing price on the date of grant ($0.0062) or 4,032,258 options. These options are fully vested.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at November 30, 2007 with respect to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Josh Moser (1)	7,400,000	6,800,000	14,200,000	$0.05	2/3/2016	--	--	--	--
Robert Baron (2)	1,000,000	1,000,000	2,000,000	$0.05	7/10/2016	--	--	--	--
Robert Baron	421,348	--	421,348	$0.0178	12/13/2016	--	--	--	--
Ted Wong (4)	18,000,000	--	18,000,000	$0.05	2/3/2016	--	--	--	--
Robert Coutu (3)	--	2,000,000	2,000,000	$0.0058	7/17/2017	--	--	--	--
________

(1)
Upon the closing of the Merger, all unvested options (6,800,000 became fully vested. In addition, on January 4, 2008, the Company granted Mr. Moser a discretionary bonus award for his efforts in connection with the Merger payable in options to purchase shares of our Common Stock in the amount of $10,000 divided by the closing price on the date of grant ($.0062) or 1,612,903 options. These options are fully vested. Subsequent to the balance sheet date, Mr. Moser had 15,812,903 fully vested options to purchase NanoSensors Common Stock.

(2)
On December 13, 2006, the Company granted Mr. Baron 421,348 options to purchase shares of our Common Stock at an exercise price of $0.0178 per share. On September 12, 2007 the Company granted Mr. Baron a restricted stock grant of 3,731,343 shares of our Common Stock. On December 3, 2007, the Company granted Mr. Baron 3,750,000 options to purchase shares of our Common Stock at an exercise price of $0.0036 per share. These options are fully vested. On January 4, 2008, the Company granted Mr. Baron a discretionary bonus award for his efforts in connection with the Merger payable in options to purchase shares of our Common Stock in the amount of $25,000 divided by the closing price on the date of grant ($.0062) or 4,032,258 options. These options are fully vested. Subsequent to the balance sheet date, Mr. Baron had 9,203,606 fully vested options to purchase NanoSensors Common Stock and 1,000,000 options will be vested on July 10, 2008.

(3)
Subsequent to the balance sheet (December 3, 2007), the Company granted Mr. Coutu 2,083,333 options to purchase shares of our Common Stock at an exercise price of $0.0036 per share. These options are fully vested. Immediately prior to the closing of the Merger, Mr. Coutu resigned as director of the Company as contemplated by the terms of the Merger Agreement. Upon his resignation, the 2,000,000 options to purchase shares of our Common Stock which he received when he joined the board on July 17, 2007 and were not vested, were cancelled and returned to the available but unissued number of shares under the 2006 Equity Incentive Plan.

(4)
On September 9, 2007, the Company entered into a separation agreement with Dr. Wong, the Company’s Chief Executive Officer, President, Chief Financial Officer and Chairman of its board of directors. Pursuant to the separation agreement, all of Dr. Wong’s options (18,000,000) that were issued to him in connection with his employment agreement that was entered into on August 3, 2006 automatically vested. In addition, we granted Dr. Wong a restricted stock award of 1,364,629 shares of common stock under our 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500 (See Note 7 to the Financial Statements).

Employment, Severance and Change in Control Agreements

Employment Agreement with Robert Baron

On September 12, 2007, the Company appointed Mr. Robert A. Baron, one of our directors, as interim Chief Executive Officer and as Chairman of the Company’s board of directors. Although the Company has not entered into a written agreement with Mr. Baron, the Company has agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, the Company agreed to pay Mr. Baron a salary at the rate of $15,000 per annum during his service in this capacity. In addition, the Company granted Mr. Baron a restricted stock award of 3,731,343 shares of our Common Stock under its 2006 Equity Incentive Plan which was recorded as additional compensation in the fourth quarter. These shares were granted as fully vested and are not subject to forfeiture upon the termination of his employment.

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

• In connection with his entering into the employment agreement, Mr. Moser was awarded two grants of options, both of which are subject to the approval of our stockholders of an equity compensation plan to be presented to them at our stockholders meeting, which was obtained on December 13, 2006. The initial grant consisted of options to purchase 4,000,000 shares of our Common Stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 10,200,000 shares of our Common Stock, which shall vest in equally monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of our Common Stock on the effective date of the employment agreement. Further, all of the options granted to Mr. Moser will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of our company or if Mr. Moser is terminated without cause.

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

Separation Agreement with Ted Wong

On September 9, 2007, we entered into a separation agreement with Ted L. Wong, our former Chief Executive Officer, President, Chief Financial Officer and Chairman. Pursuant to the separation agreement, Mr. Wong agreed to resign from all positions with NanoSensors, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement, we agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which amount was $72,000, payable in accordance with our regularly scheduled pay dates for employees, (b) an additional amount of $5,125 for unused vacation benefits, (c) a restricted stock award of 1,364,629 shares of our Common Stock under our 2006 Equity Incentive Plan, and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Mr. Wong provided NanoSensors with a general release and agreed to comply with the restrictive covenants of his employment agreement with us (dated August 3, 2006), subject to a modification of the covenant against competition. However, in the event we elect to commence an action against Mr. Wong, he will thereafter have the option to repay the severance amounts provided him and void the general release.

Terminated Employment Agreement with Ted L. Wong

We had entered into an employment with Ted L. Wong, our Chief Executive Officer, President and Chairman, dated as of August 3, 2006 pursuant to which:

• Dr. Wong would continue to served as our Chief Executive Officer, President and Chairman for an employment period of 36 months from the effective date of the employment agreement.

• Dr. Wong would receive an annual base salary of $144,000 under the employment agreement and was granted a signing bonus of $40,000, of which $20,000 was previously paid. In addition, Dr. Wong will be entitled to a performance bonus of up to a maximum of $50,000 in the event he achieves certain milestones defined in the employment agreement.

• In connection with his entering into the employment agreement, Dr. Wong was awarded two grants of options, both of which are subject to the approval of our stockholders of an equity compensation plan that was presented to them at our stockholders meeting, which was obtained on December 13, 2006. The initial grant consisted of options to purchase 5,000,000 shares of common stock, all of which vest on the six month anniversary of the effective date of the employment agreement. The second grant consisted of options to purchase 13,000,000 shares of common stock, which vest in equally monthly installments commencing on the six month anniversary date of the employment agreement. Both options are exercisable for a period of ten years at a per share exercise price equal to the closing price of our common stock on the effective date of the employment agreement. Further, all of the options granted to Dr. Wong would immediately vest and be exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of our company or if Dr. Wong was terminated without cause.

• If Dr. Wong’s employment is terminated by us without “cause” (as defined in the employment agreement), he would be entitled to a severance payment of his base salary, at the rate then in effect, for a period of six months.   If Dr. Wong’s employment was terminated by us for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

• Dr. Wong is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Settlement Agreement with Robert Coutu

On December 21, 2007, Mr. Robert Coutu, who served as a non-executive director from July 17, 2007 until the closing of our transaction with Cuchulainn, entered into a settlement agreement and general release whereby he agreed to be paid $2,500 as a compromise for all amounts previously owed.

Consulting Agreements

During Fiscal 2006 we entered into a license agreement with Michigan State University and consulting agreements with a consultant we engaged to provide us with internal accounting, a marketing firm (“Accrescent Research”), an engineer to develop our biosensor and the five members of our technical advisory board. On September 12, 2007 we terminated the following agreements.

	Termination Fee	Liability as of November 30, 2007
Michigan State University	$10,000	$10,000
Marketing Firm (1)	-----	-----
Engineer Consultant for Biosensor	10,000	10,000
Technical Advisory Board	15,000	33,000
Totals	$35,000	$53,000

(1) Subsequent to the balance sheet date of November 30, 2007, we entered into a settlement agreement and general release with our marketing firm whereby we paid $5,000 as a compromise for all amounts previously owed ($21,000).

Equity Incentive Plan

On December 13, 2006, at our annual meeting of stockholders, our stockholders approved our 2006 Equity Incentive Plan (the “2006 Incentive Plan”) which permits us to provide a broad range of stock awards to our employees, directors and consultants. The 2006 Incentive Plan serves as our primary equity incentive plan for our employees, consultants and directors.

Under the 2006 Incentive Plan, we may grant equity-based compensation under the 2006 Incentive Plan. All awards will be subject to the recommendations of management and approval of the board of directors. In the future, if a stock option committee or compensation committee is formed, then approval of awards will be subject to their authority as delegated by the board of directors and in compliance with the requirements of the securities laws and any exchange or trading medium on which the shares of common stock may be listed or traded.

Summary at November 30, 2007	Issued	Vested	Unvested
Options	36,621,348	26,821,348	9,800,000
Restricted Stock	15,095,972	15,095,972	—
Totals	51,717,320	41,917,320	9,800,000

The 2006 Incentive Plan included an initial reserve of 80,000,000 shares of our Common Stock that will be available for issuance under such Plan. As of November 30, 2007, we had 28,282,680 shares available for issuance under such Plan, and as of the Closing Date of the Merger we have 17,754,186 shares of our Common Stock available for issuance under such Plan (See Note 10 to the Financial Statements).

The following is a summary of the principal provisions of the 2006 Incentive Plan.

Shares Reserved for Issuance; Administration. The 2006 Incentive Plan includes an initial reserve of 80,000,000 shares of our common stock that will be available for issuance under the plan, subject to adjustment to reflect stock splits and similar events. The 2006 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units and restricted stock grants.   Our Board will initially administer the 2006 Incentive Plan, until such time as we establish a Compensation Committee of our Board, which will administer the 2006 Incentive Plan (either being referred to as the “Committee”). The Board determines the persons who are to receive awards, the type of awards to be granted, the number of shares subject to each such award and the other terms and conditions of such awards, such as exercise price, vesting and expiration. The Board also has the authority to interpret the provisions of the 2006 Plan and of any awards granted thereunder and to modify awards granted under the 2006 Incentive Plan.

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

Director Compensation

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

In addition, effective July 7, 2006, each non-executive director will, upon his or her appointment to our board of directors, receive a grant of options to purchase 2,000,000 shares of Common Stock, exercisable for a period of ten years at an exercise price equal to the closing price of our Common Stock on the date of issuance. These options will vest 50% on the first anniversary of the issue date and the balance on the second anniversary of such date. In addition, each non-employee director will also receive on the first trading day following the end of each fiscal year, an automatic and fully-vested stock option grant (a “Formula Option”) for such number of shares as is equal to the quotient obtained by dividing the annual cash retainer paid to a non-employee director during such fiscal year (not including any additional fees which may be paid for service as a member of Chairman of any committee of the Board of Directors) by the fair market value of the shares on the grant date ( pro rata in the case the director served for less than the entire year prior to such grant date).

During fiscal 2007, under the 2006 Equity Plan, Mr. Baron was issued 421,348 Formula Options on December 13, 2006, and Mr. Coutu was issued 2,000,000 Formula Options on the date he was first elected to our board. During fiscal 2008, on December 3, 2007 Mr. Baron and Mr. Coutu were issued 3,750,000 and 2,083,333 Formula Options.

A summary of non-executive director compensation for the year ended November 30, 2007 is as follows:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Baron (4)	13,500	--------	19,760	--------	--------	19,500	52,760

Robert Coutu (5)	7,500	--------	2,500	--------	--------	--------	10,000
_______________
(1) As of November 30, 2007, each director had the following number of equity awards outstanding: Mr. Baron was granted 2,421,348 options and 3,731,343 shares of restricted common stock and Mr. Coutu was granted 2,000,000 options.
(2) (3) Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended November 30, 2007 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2007. A discussion of the methods used to calculate these values may be found in footnote 10 of our consolidated financial statements included in this report.
(4) Mr. Baron acted as a non-executive director for the first nine months of this year and earned fees of $13,500. On September 12, 2007, the Company appointed Robert A. Baron, one of our directors, as interim Chief Executive Officer and as Chairman of the Company’s Board of Directors. Although the Company has not entered into a written agreement with Mr. Baron, the Company has agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, the Company agreed to pay Mr. Baron a salary at the rate of $1,500 per month during his service in this capacity. In addition, the Company granted Mr. Baron a restricted stock award of 3,731,343 shares of Common Stock under its 2006 Equity Incentive Plan. The value of this restricted award was $15,000 and his shares were granted as fully vested and are not subject to forfeiture in the event of termination of his employment.
(5) Mr. Coutu became a non-executive director on July 17, 2007 and earned fees of $7,500. Mr. Coutu received a pro-rated fee of $3,000 for the third quarter because he was named to the board in the middle of the quarter. On December 21, 2007, Mr. Coutu entered into a settlement agreement and general release whereby he agreed to be paid $2,500 as a compromise for all amounts previously owed. Simultaneously with the closing of our merger with Cuchulainn Mr. Coutu resigned from our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Immediately following the Closing Date of the Merger (January 17, 2008), 421,822,670 shares of NanoSensors Common Stock and 10,000 NanoSensors Preferred Shares were issued and outstanding. For voting (or consent) purposes each NanoSensors Preferred Share votes (or consent) together as a single class with all shares of NanoSensors Common Stock except in certain circumstances in which NanoSensors Preferred Shares will vote or consent separately as a single class. Each NanoSensors Preferred Share is equal to 199,604.068 votes or an aggregate of 1,996,040,680 votes constituting 82.55% of the voting power of the Company. Each share of NanoSensors Common Stock issued and outstanding is entitled to one vote or an aggregate of 421,822,670 votes constituting 17.45% of the voting power.

The following table sets forth information known to us with respect to the beneficial ownership immediately following the Closing Date of the 421,822,670 shares of our Common Stock issued and outstanding, and the 10,000 NanoSensors Preferred Shares issued and outstanding (set forth in this Current Report in terms of the number of voting shares of NanoSensors Common Stock on an “as converted” basis) by:

•	Each person or entity known by us to beneficially own 5% or more of the outstanding shares of our Common Stock,

•	Each of our executive officers and directors, and

•	All of our executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Percentage ownership is based on 421,822,670 shares of our Common Stock issued and outstanding, and 10,000 NanoSensors Preferred Shares voting on an as converted basis of 1,996,040,680 votes for a total of 2,417,863,350 votes immediately following the Closing Date of the Merger. Shares of our Common Stock subject to options or warrants exercisable within 60 days of the date on which beneficial ownership is to be determined are deemed to be issued and outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as issued and outstanding for purposes of computing the percentage ownership of others, except as otherwise indicated in the notes to the following table. The address for each beneficial owner listed in the table is c/o NanoSensors, Inc., 1475 Veterans Blvd., Redwood City, CA 94063.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class(%)
Common Stock	Robert A. Baron	12,934,949	(2)	0.5
Common Stock	Joshua Moser	15,812,903	(3)	0.7
Preferred Stock	Thomas Hendron	56,385,330	(4)	2.3
Preferred Stock	William Levy	87,397,261	(5)	3.6
Preferred Stock	Hocari Trust	169,155,990	(6)	7.0
Preferred Stock	All officers and directors as a group (4 persons) (2),(3),(4) and (5)	172,530,443		7.0

*	less than 1.0%

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

(2)
Includes restricted stock grant of 3,731,343 shares of NanoSensors Common Stock and vested options to purchase 9,203,606 shares of NanoSensors Common Stock, and excludes unvested options to purchase 1,000,000 shares of NanoSensors Common Stock.

(3)	Includes vested options to purchase 15,812,903 shares of NanoSensors Common Stock granted to Mr. Moser pursuant to our employment agreement with him.

(4)	Based upon the number of shares of NanoSensors Common Stock that each NanoSensors Preferred Share has for voting purposes and into which it is convertible.

(5)	Based upon the number of shares of NanoSensors Common Stock that each NanoSensors Preferred Share has for voting purposes and into which it is convertible.

(6)	Based upon the number of shares of NanoSensors Common Stock that each NanoSensors Preferred Share has for voting purposes and into which it is convertible.

Item 12. Certain Relationships and Related Transactions; and Director Independence

See the discussion under the caption “Executive Compensation” above for the terms and conditions of the employment agreements and arrangements we have with Robert Baron, our interim Chief Executive Officer, Joshua Moser, our interim Chief Financial Officer and our Chief Operating Officer, and Dr. Ted Wong as well as the separation agreement we entered into with Dr. Wong.

On May 10, 2006, we entered into a Selling Agent Agreement with Meyers Associates, LP pursuant to which they agreed to serve as a selling agent. On December 27, 2006, we received the final release of funds ($715,000) that were being held in escrow in connection with this private placement that commenced on May 11, 2006. Pursuant to that agreement, we granted Meyers Associates a right of first refusal to act as our agent for any future public offerings or private financings, subject to certain customary exception for a period expiring 24 months from the final closing date of the private placement. In total we received gross proceeds of $1,729,500 and issued an aggregate of 172,950,000 shares of common stock and warrants to purchase 172,950,000 shares of common stock with an exercise price of $0.04 to the investors. In addition, the Company issued 34,590,000 Unit Warrants to the Selling Agent with an exercise price of $0.01 (See Table in Note 4 “Warrants Outstanding” which, on a fully-diluted basis, results in the issuance of an aggregate of 69,180,000 shares of common stock upon exercise) and paid commissions of $172,950 and non-accountable expenses of 51,885 to the Selling Agents. Meyers Associates transferred an aggregate of 1,790,000 unit purchase warrants to other selling agents that participated in our recent private placement and also assigned an aggregate of 16,290,000 unit purchase warrants to a limited number of third parties, including an employee of Meyers Associates.

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

In June 2006, we entered into a two-year office lease with rent of $2,572 at the commencement of the lease, which is personally guaranteed by Dr. Wong. In September 2007 we assigned this lease to Dr. Wong following his separation from us. See “Description of Property.”

In connection with the Merger Agreement, on December 12, 2007, Cuchulainn loaned NanoSensors $50,000 and NanoSensors executed a Senior Promissory Note to Cuchulainn (the “Bridge Loan”).   Upon the closing of the Merger, the principal amount outstanding and interest accrued under the Bridge Loan were forgiven, and the Bridge Loan was deemed repaid in full.

Meyers Associates also served as financial advisor to Cuchulainn in connection with its 2007 private placement and received a financial advisory fee in the amount of $50,000 (including legal fees and expenses) in November 2007.

Meyers Associates and Mr. Bruce Meyers, owned as of March 12, 2007, 23,400,000 shares of NanoSensors Common Stock according to Amendment No. 3 to the Schedule 13D filed by them. In addition, Mr. Meyers was stockholder in Cuchulainn and in the Merger received NanoSensors Preferred Shares equal to 93,035,794 voting shares. Accordingly, Mr. Meyers and Meyers Associates beneficially own 4.8% of the voting power of NanoSensors following the closing of the Merger.

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

On December 21, 2007, Mr. Robert Coutu, a non-executive director who joined our board on July 17, 2007, entered into a settlement agreement and general release whereby he agreed to be paid $2,500 as a compromise for all amounts previously owed. Simultaneously with the closing of our merger with Cuchulainn Mr. Coutu resigned from our board of directors.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our board of directors, acting as a whole, reviews the terms of any and all such proposed material related party transactions. We will not enter into any material related party transaction without the prior consent of our Board of Directors. In approving or rejecting the proposed related party transaction, our Board of Directors shall consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are consistent with our best interests, as our Board of Directors determines in the good faith exercise of their discretion.

Director Independence

As of the date of this Annual Report, our sole director is Robert Baron, who is serving as our interim Chief Executive Officer.

Item 13. Exhibits

Exhibits, including those incorporated by reference.

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated November 27, 2007 by and among Nanosensors, Inc., Cuchulainn Acquisition Inc. and Cuchulainn Holding, Inc., (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed on November 28, 2007).

2.2
Amendment No. 1 dated as of January 16, 2008 to the Agreement and Plan of Merger by and among Nanosensors, Inc., Cuchulainn Acquisition Inc. and Cuchulainn Holding, Inc., (incorporated by reference herein to Exhibit 2.1 to Form 8-K filed on January 24, 2008).

3.1	Articles of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to Form SB-2 filed on July 23, 2004).

3.2	Certificate of Amendment to Articles of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to Current Report on Form 8-K dated December 13, 2006).

3.3	Amended Bylaws (incorporated by reference herein to Exhibit 3.1 to Form 8-K filed on August 9, 2006).

3.4	Certificate of Amendment and Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.1 to Form 8-K filed on January 24, 2008).

4.1	Specimen common stock certificate (incorporated by reference herein to Exhibit 4.1 to Form SB-2 filed on July 23, 2004).

4.2	Specimen Bridge Warrant certificate (incorporated by reference herein to Exhibit 4.2 to Form SB-2 filed on July 23, 2004).

4.3	Specimen Warrant certificate from 2004 Private Placement (incorporated by reference herein to Exhibit 4.3 to Form SB-2 filed on July 23, 2004).

4.4	Specimen Placement Agent Unit Purchase Option certificate from 2004 Private Placement (incorporated by reference herein to Exhibit 4.4 to Form SB-2 filed on July 23, 2004).

4.5	Registration Rights Agreement included in form of 2004 Subscription Agreement (incorporated by reference herein to Exhibit 4.5 to Form SB-2/A filed on October 29, 2004).

4.6	Form of Investor Warrant issued in connection with the 2006 Private Placement (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed June 27, 2006).

4.7	Form of Agent Warrant issued in connection with the sale of the 2006 Private Placement (incorporated by reference herein to Exhibit 4.7 to Form SB-2 filed on August 1, 2006).

Exhibit Number	Description

4.8	Form of Common Stock Purchase Warrant issued in November 2005 Private Placement (incorporated by reference herein to Exhibit 4.8 to Form SB-2 filed on August 1, 2006).

4.9	Amendment to Unit Purchase Option dated July 21, 2006 (incorporated by reference herein to Exhibit 1 to Schedule 13D/A-1 filed by Bruce Meyers and Meyers Associates LP on July 27, 2006).

4.10	Form of Warrant issued as of January 17, 2008 to former holders of Cuchulainn common stock purchase warrants (incorporated by reference herein to Exhibit 4.1 to Form 8-K filed on January 24, 2008).

4.11
Form of Senior Promissory Note, dated December 12, 2007 issued by NanoSensors, Inc. to Cuchulainn Holdings, Inc. (incorporated by reference herein to Exhibit 4.3 to Form 8-K filed on January 24, 2008).

10.1
Placement Agent Agreement dated as of April 20, 2004, by and between NanoSensors, Inc. and Meyers Associates, L.P. (incorporated by reference herein to Exhibit 10.1 to Form SB-2 filed on July 23, 2004).

10.2	License Agreement dated December 11, 2003 among NanoSensors, Inc., Axiom Corp. and Matthew Zuckerman (incorporated by reference herein to Exhibit 10.2 to Form SB-2 filed on July 23, 2004).

10.3	Consulting Agreement dated December 9, 2003 by and between NanoSensors, Inc. and Axiom Corp. (incorporated by reference herein to Exhibit 10.3 to Form SB-2 filed on July 23, 2004).

10.4	Consulting Agreement dated September 1, 2003 by and between NanoSensors, Inc. and Ted Wong (incorporated by reference herein to Exhibit 10.4 to Form SB-2 filed on July 23, 2004). #

10.4	Lease dated February 12, 2004 between Koll/Intereal Bay Area, as Landlord, and NanoSensors, Inc., as Tenant (incorporated by reference herein to Exhibit 10.5 to Form SB-2 filed on July 23, 2004).

10.4.1	Amendment to Lease dated June 1, 2006 (incorporated by reference herein to Exhibit 10.1 to Form SB-2/A filed on October 29, 2004.).

10.5	Subscription Agreement dated as of November 10, 2005 (incorporated by reference herein to Exhibit 10. 5 to Form SB-2 filed on August 1, 2006).

10.6	Form of Securities Purchase Agreement between NanoSensors, Inc. and Investors in 2006 Private Placement (incorporated by reference herein to Exhibit 10.1 to Form 8-K filed June 27, 2006).

10.7	Form of Registration Rights Agreement between NanoSensors, Inc. and Investors in 2006 Private Placement (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed June 27, 2006).

10.8	Amendment to Office lease dated June 1, 2006 (incorporated by reference herein to Exhibit 10.3 to Quarterly Report on Form 10-QSB for quarter ended the May 31, 2006).

10.9	Employment Agreement between the Registrant and Ted L. Wong (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 9, 2006). #

10.10	Employment Agreement between the Registrant and Joshua Moser (incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 9, 2006). #

10.11	Technology License Agreement with Michigan State University (incorporated by reference herein to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended August 31, 2006).

10.12
Technology License Agreement with Pohang University of Science and Technology (incorporated by reference herein to Exhibit 10.3 to Quarterly Report on Form 10-QSB for the quarter ended August 31, 2006).

10.13	2006 Equity Incentive Plan and Form of Stock Option Award to be Issued Pursuant to such Plan (incorporated by reference herein to Exhibit B to definitive Proxy Statement, dated November 10, 2006). #

10.14	Agreement and Release dated September 9, 2007 between the Company and Ted Wong (incorporated by reference herein to Exhibit 10.1 Form 8-K filed September 13, 2007).

Exhibit Number	Description

10.15
Form of Registration Rights Agreement dated as of January 16, 2008 by and between NanoSensors and the former stockholders of Cuchulainn Holdings, Inc. (incorporated by reference herein to Exhibit 4.2 to Form 8-K filed on January 24, 2008).

10.16*	License Agreement between Plus 44 Holdings, Inc. and Cuchulainn Holdings, Inc. dated November 3, 2007.

10.17*	Settlement Agreement dated December 21, 2007 between Robert Coutu and the Company.

21*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______
* Filed herewith.
# Represents management contract or compensatory plan or arrangement.

Confidential treatment has been requested with respect to portions of this document pursuant to Rule 24b-2 of the Exchange Act. The redacted portions of this document were filed separately with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Lazar, Levine and Felix (“Lazar”) was our independent auditor and examined our financial statements issued during our fiscal years ended November 30, 2006 and November 30, 2007.

Audit Fees

Lazar was paid aggregate audit fees of approximately $30,000 for the fiscal year ended November 30, 2007 and $28,000 for the fiscal year ended November 30, 2006 for professional services rendered.

Audit Related Fees

Lazar was not paid audit related fees for either of the fiscal years ended November 30, 2007 or November 30, 2006 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

Lazar was not paid for tax compliance, tax advice and tax planning for either of the fiscal years ended November 30, 2007 and November 30, 2006.

All Other Fees

We accrued fees in the amount of $12,000 and $35,000 for professional services rendered during the year ended November 30, 2007 and November 30, 2006 by Lazar.

Because the board of directors of NanoSensors does not have an audit committee, the above services and engagements were approved by the board of directors.

ITEM 7. FINANCIAL STATEMENTS

NANOSENSORS, INC.

INDEX TO FINANCIAL STATEMENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of November 30, 2007 and 2006	F-3

Statements of Operations for the Cumulative Period from Inception (December 23, 2003) to November 30, 2007, Year Ended November 30, 2007 and Year Ended November 30, 2006	F-4

Statements of Cash Flows for the Cumulative Period from Inception (December 23, 2003) to November 30, 2007, the Year Ended November 30, 2007 and Year Ended November 30, 2006	F-5

Statement of Shareholders’ Deficit for the Period from Inception (December 23, 2003) to November 30, 2007	F-6

Notes to Financial Statements	F-7 - F-23

The accompanying notes are an integral part of these financial statements.

Board of Directors and Stockholders of
NanoSensors, Inc.
Santa Clara, California

We have audited the accompanying balance sheets of NanoSensors, Inc. (a development stage company) as of November 30, 2007 and 2006, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended and for the cumulative period from inception (December 23, 2003) to November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoSensors, Inc. at November 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the cumulative period from inception (December 23, 2003) to November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lazar Levine & Felix, LLP
Lazar Levine & Felix LLP

New York, New York
February 27, 2008

NANOSENSORS, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2007	November 30, 2006
ASSETS

CURRENT ASSETS:
Cash	$1,195	$244,915
Cash held in escrow	-	715,000
Other current assets	4,036	28,426

TOTAL CURRENT ASSETS	5,231	988,341

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $0 and $5,440, respectively	-	14,030

Other non-current assets	4,666	6,333

TOTAL ASSETS	$9,897	$1,008,704

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$521,842	$289,325
Accounts payable - related party	50,223	37,500
Liability from warrants issued	553,440	2,106,300
Client escrow funds	-	715,000

TOTAL CURRENT LIABILITIES	1,125,505	3,148,125

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $.001 par value; 950,000,000 shares authorized; 421,822,670 and 332,226,698 shares issued and outstanding in 2007 and 2006, respectively	421,823	332,227
Additional paid-in capital	929,380	714,250
Deficit accumulated during the development stage	(2,466,811)	(3,185,898)

TOTAL SHAREHOLDERS’ DEFICIT	(1,115,608)	(2,139,421)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,897	$1,008,704

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Cumulative Period from Inception (December 23, 2003) to November 30, 2007	Year Ended November 30, 2007	Year Ended November 30, 2006

NET SALES	$11,688	$-	$-

COSTS AND EXPENSES:
General and administrative expense	2,159,571	1,047,787	618,079
Research and development	638,438	83,479	77,509
Depreciation and amortization	43,288	2,930	3,907
Write-off of licenses	61,750	-	-

TOTAL COSTS AND EXPENSES	2,903,047	1,134,196	699,495

LOSS FROM OPERATIONS	(2,891,359)	(1,134,196)	(699,495)

OTHER INCOME (EXPENSE)
Write-off of acquisition cost and loan receivable	(107,255)	(107,255)	-
Income (expense) related to fair value of warrant liability	801,686	2,196,360	(1,394,674)
Restructuring expense	(35,000)	(35,000)	-
Interest expense	(19,672)	(1,068)	-
Interest income	13,829	7,786	5,395
Other expense	(229,040)	(207,540)	(21,500)

TOTAL OTHER INCOME (EXPENSE)	424,548	1,853,283	(1,410,779)

INCOME (LOSS) BEFORE INCOME TAXES	(2,466,811)	719,087	(2,110,274)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(2,466,811)	$719,087	$(2,110,274)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.01)	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	257,759,102	402,047,727	255,619,000

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Cumulative Period from Inception (December 23, 2003) to November 30, 2007	Year Ended November 30, 2007	Year Ended November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,466,811)	$719,087	$(2,110,274)
Adjustment to reconcile net income (loss) to net cash utilized in operating activities:
Depreciation and amortization	43,288	2,930	3,907
Write-off of licenses	61,750	-	-
Write-off of notes receivable	40,000	40,000	-
Stock based compensation and warrants issued	342,128	268,476	60,750
Expenses (income) related to fair value of warrant liability	(801,686)	(2,196,360)	1,394,674
Change in operating assets and operating liabilities:
Prepaid expenses and other assets	(4,036)	24,390	(28,426)
Accrued severance cost	45,063	45,063	-
Accrued payroll and employee benefits	8,633	3,557	5,077
Accounts payable and accrued expenses	652,730	206,982	(88,839)
Net cash (used) by operating activities	(2,078,941)	(885,875)	(763,131)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(19,470)	-	(11,470)
Proceeds from return of equipment	8,655	8,655	-
Purchase of license	(90,000)	-	-
Deposit and other deferred costs	(8,000)	-	(5,000)
Notes receivable	(40,000)	(40,000)	-
Net cash (used) provided by investment activities	(148,815)	(31,345)	(16,470)
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	2,228,951	673,500	832,576
Net cash provided by financing activities	2,228,951	673,500	832,576

NET INCREASE (DECREASE) IN CASH	1,195	(243,720)	52,975
Cash at beginning of period	-	244,915	191,940

CASH AT END OF PERIOD	$1,195	$1,195	$244,915

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	18,604	-	-

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants into common stock	24,352	-	24,352
Warrants issued recorded as liability	711,626	-	711,626
Dividend expenses on induced conversion of warrants	203,200	-	203,200
Release of escrow funds and related liabilitiy	1,729,500	715,000	1,014,500
Transfer of fixed assets in payment of liability	6,250	6,250	-
Issuance of common stock for services and debt	133,400	-	-

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Shares	Amount	Additional Paid - in Capital	Deficit Accumulated During the Development Stage	Total
BALANCE AT DECEMBER 23, 2003 ( INCEPTION)	-	$-	$-	$-	$-

Issuance of common stock for license at $0.0001	50,000,000	50,000	(45,000)	-	5,000

Issuance of common stock for services and expenses at $0.0001 per share	114,500,000	114,500	(103,050)	-	11,450

Issuance of common stock for cash at $0.005 per share	95,000	95	380	-	475

Issuance of common stock for cash at $0.020 per share-net of issuance costs	27,500,000	27,500	435,500	-	463,000

Issuance of common stock for note receivable - at $0.005 per share - paid in June 2004	880,000	880	3,520	-	4,400

Issuance of common stock for payment of debt at $0.020 per share	6,200,000	6,200	117,800	-	124,000

Issuance of common stock for expenses at $0.00078 per share	1,850,000	1,850	(398)	-	1,452

Net Loss	-	-	-	(741,499)	(741,999)

BALANCE AS OF NOVEMBER 30, 2004	201,025,000	201,025	408,752	(741,499)	(132,222)

Issuance of common stock for cash at $0.020 per share	1,500,000	1,500	28,500	-	30,000

Issuance of common stock for cash at $0.10 per share, net of issuance costs	2,500,000	2,500	222,500	-	225,000

Net Loss	-	-	-	(334,125)	(334,125)

BALANCE AS OF NOVEMBER 30, 2005	205,025,000	205,025	659,752	(1,075,624)	(211,347)

Issuance of common stock for cash at $0.025 per share	500,000	500	12,000	-	12,500

Issuance of common stock for cash at $0.030 per share	900,000	900	26,100	-	27,000

Issuance of common stock for cash at $0.01 per share net of fees and fair value of warrant liability	16,000,000	16,000	-	-	16,000

Cashless exercise of 2,250,000 warrants into common stock net of fees and warrant liability	1,800,000	1,800	(1,800)	-	-

Adjustment resulting from warrant modification	-	-	66,750	-	66,750
Deemed dividends re: induced conversion of warrants	-	-	(66,750)	-	(66,750)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	65,450,000	65,450	-	-	65,450

Cashless exercise of 14,150,000 warrants into common stock	12,270,645	12,271	(12,271)	-	-

Adjustment resulting from warrant modification	-	-	95,550	-	95,550
Deemed dividends re: induced conversion of warrants	-	-	(95,550)	-	(95,550)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	20,000,000	20,000	(20,000)	-	-

Cashless exercise of 12,950,000 warrants into common stock	10,281,053	10,281	(10,281)	-	-

Stock Based Compensation	-	-	60,750	-	60,750

Adjustment resulting from warrant modification	-	-	40,900	-	40,900
Deemed dividends re: induced conversion of warrants	-	-	(40,900)	-	(40,900)

Net Loss	-	-	-	(2,110,274)	(2,110,274)

BALANCE AS OF NOVEMBER 30, 2006	332,226,698	332,227	714,250	(3,185,898)	(2,139,921)

Issuance of common stock for cash at $0.01 shares net of fees and fair value of warrant liability	71,500,000	71,500	(71,500)	-	-

Issuance of common stock for cash at $0.01 per share	3,000,000	3,000	27,000	-	30,000

Issuance of common stock for payment of debt at $0.0046 per share	1,364,629	1,365	4,885	-	6,250

Issuance of common stock for payment of services at $0.0040 per share	3,731,343	3,731	11,269	-	15,000

Issuance of common stock for payment of services at $0.0037 per share	10,000,000	10,000	27,000	-	37,000

Stock Based Compensation	-	-	216,476	-	216,476

Net Income	-	-	-	719,087	719,087

BALANCE AS OF NOVEMBER 30, 2007	421,822,670	$421,823	$929,380	$(2,466,811)	$(1,116,108)

The accompanying notes are an integral part of these financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2007 AND 2006
1.	ORGANIZATION

Description of Business:

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

The Company was organized for the purpose of the development and marketing of sensors to detect explosives, chemicals, and biological agents. To date, the Company has been unsuccessful at advancing its research programs and as a result, effective as of September 12, 2007, the Company’s board of directors determined to cease further operations pursuant to their business plan. Since that date, all of the Company’s scientific staff, consisting of employees and consultants has been eliminated, all of the Company’s research and development activities have been terminated and the Company has terminated all of its license and technical consulting agreements (See Note 9).

Merger:

The Company (“NanoSensors:”) entered into an Agreement and Plan of Merger, dated as of November 27, 2007 (“Agreement and Plan of Merger”), by and among NanoSensors, Cuchulainn Acquisition Inc. (“Acquisition”), a Panamanian corporation and its wholly-owned subsidiary, and Cuchulainn Holdings, Inc., a Panamanian corporation (“Cuchulainn”). Pursuant to the Merger Agreement, after all closing conditions were satisfied or waived, subsequent to the balance sheet date, Cuchulainn merged with and into Acquisition on January 17, 2008, (the “Closing Date”). This merger is referred to as the “Merger.”

Pursuant to the Merger Agreement, each outstanding share of Cuchulainn common stock was exchanged for .000565 NanoSensors Series A Preferred Shares (“NanoSensors Preferred Shares”). NanoSensors Preferred Shares are a new series of our preferred stock which vote on an “as converted” basis together with issued and outstanding shares of NanoSensors Common Stock. Each NanoSensors Preferred Share for voting purposes is equal to, and will be converted into, 199,604.068 shares of NanoSensors Common Stock. The Agreement and Plan of Merger had originally provided that each NanoSensors Preferred Share would for voting purposes be equal to, and be converted into, 168,729.068 shares of NanoSensors Common Stock. In consideration of the Bridge Loan of $50,000 that was made subsequent to the balance sheet date, and as compensation for certain liabilities of NanoSensors paid by Cuchulainn and for certain liabilities which were discovered after the Agreement and Plan of Merger was signed, this voting and conversion number was changed to 199,604.068 shares of NanoSensors Common Stock. The result of this change is that the voting power and percentage of outstanding shares of NanoSensors Common Stock owned by the former holders of the common stock of Cuchulainn upon conversion of their NanoSensors Preferred Shares was increased from 80.00% to 82.55%.

Cuchulainn has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service (the “Service”). The Service enables gamers to compete against other gamers and to place wagers on the outcomes of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to entering into the Agreement and Plan of Merger on November 27, 2007, Cuchulainn raised $620,000 (U.S.) in a private placement to fund initial development costs and to pay the expenses of acquiring Cuchulainn related to the Merger. Prior to commencing operation of the Service, NanoSensors and/or Acquisition (following the Merger) will need to raise additional capital financing.

2.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (December 23, 2003) to November 30, 2007 aggregating $2,466,811 and has a working capital deficit of 1,120,274 as of November 30, 2007. Excluding the liability for warrants accounted for as a derivative, the net working capital deficit is $566,834. The recurring operating losses are due to the Company being in the development stage, and that it has yet to establish commercial operations. The Company has no cash flows from revenues, and has been utilizing the proceeds from the sale of its securities to fund research and development activities and administrative costs.

The Company will need additional capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from additional common stock offerings or debt financings.

Prior to the Merger the Company borrowed $50,000 from Cuchulainn to fund administrative functions of the Company. If the Company does not obtain additional capital from common stock offerings or debt financing, other sources of capital will be needed in order for the Company to complete the development of its Service. The Company will meet working capital requirements with the cash on hand as of January 31, 2008, which it received when it completed its Merger with Cuchulainn, for only the next three months. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital, it will go out of business.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Basic and Diluted Net Income (Loss) Per Share

The Company presents “basic” and, if applicable, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants held by employees, non-employees and investors are anti-dilutive for each period presented and therefore excluded from earnings per share and aggregated 277,703,009 and 160,315,000, as of November 30, 2007 and 2006, respectively. If all of the Company’s outstanding options and warrants, as of November 30, 2007, were exercised they would convert into 312,293,009 shares of common stock. All per common share calculations reflect the 10:1 stock split made effective as of January 5, 2006.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. Cash balances are maintained in accounts that are federally insured up to $100,000. At times the Company may have balances in excess of such limits and the credit risk is mitigated by the Company by maintaining such balances in financial institutions of high credit quality.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

Property and equipment purchases are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; three years for computer software and equipment and five and seven years for office furniture and equipment. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Depreciation expense charged to the Statement of Operations for the twelve months ended November 30, 2007 and 2006, and for the cumulative period from inception (December 23, 2003) to November 30, 2007 was $2,930, $3,907 and $43,288 respectively.

As of the quarter ended August 31, 2007, and pursuant to the separation agreement entered into with Dr. Wong on September 9, 2007, the Company transferred the entire portion of its fixed assets that were valued at $4,653 as of August 31, 2007 to Dr. Wong (See Note 9).

Intangible Assets

Intangible assets, reported in other-non current assets on the balance sheet, as of November 30, 2007 and 2006 consist of the following;

	2007	2006

Website Costs	$5,000	$5,000
Less accumulated amortization	3,336	1,667

Totals	$1,666	$3,333

Amortization expense for each of the years ended November 30, 2007 and 2006 was $1,667.

Research and Development Costs

Research and development costs were related primarily to the Company’s developing early prototypes and charged to expense as incurred.

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

The components of the deferred tax asset as of November 30, 2007 and 2006 are as follows:

	2007		2006
Net operating loss carry-forwards		$1,308,000		$716,000
Stock based compensation		(137,000)		(29,000)
Total deferred tax assets		1,171,000		687,000
Valuation allowance		(1,171,000)		(687,000)
Net deferred tax assets	$	---	$	----

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carry-forwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The Company’s federal and state income tax returns have not been examined by the respective taxing authorities for the past several years. The final determination of the amount and timing of these tax benefit carry-forwards and the current income taxes payable are therefore subject to possible examination of these unexamined years by such respective taxing authorities.

As of November 30, 2007, the Company had federal net operating loss carry-forwards of approximately $2,900,000. The federal net operating loss carry-forwards will expire at various dates beginning in 2023, if not utilized. Due to losses, the Company has no provision for income taxes.

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

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of NanoSensors.

Advertising

Costs of advertising and marketing will be expensed as incurred. No advertising and marketing costs were incurred for the years ended November 30, 2007 and 2006.

Recently Issued Accounting Pronouncements

SFAS No. 141 Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

SFAS No. 157 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on December 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Stock-Based Compensation Expense

Effective March 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants issued under equity incentive plans (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has considered the guidance provided for in SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method. The Company’s Financial Statement for fiscal 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Financial Statements for prior fiscal years have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2007 and fiscal 2006 was $268,476 and $60,750, respectively, which consisted of stock-based compensation expense related to employee and non-employee stock options. Stock-based compensation expense is being recorded as a component of general and administrative expenses reported in the Statements of Operations.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has utilized the Black Scholes option pricing model to value share-based payment awards. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations.

The Company measures compensation expense for its non-employee stock-based compensation under SFAS 123(R) and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the options and warrants issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of the options and warrants on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

4.	STOCK BASED COMPENSATION:

Accounting for Employee Awards:

On December 13, 2006 the Company’s stockholders’ approved the NanoSensors Equity Incentive Plan (“2006 Equity Incentive Plan”). The 2006 Incentive Plan permits the Company to provide a broad range of stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s primary equity incentive plan for its employees and directors an included an initial reserve of 80,000,000 shares of common stock.

During the year ended November 30, 2007 the Company issued 36,621,348 options to officers and directors and 15,095,972 restricted common shares to officers, directors and one consultant under its 2006 Equity Incentive Plan, and had 28,282,689 shares available for future issuances. As of November 30, 2007, 26,821,348 options had vested and 9,800,000 remain unvested. In connection with the separation agreement that the Company entered into on September 12, 2007 with Dr. Ted Wong (Former Chairman & CEO), all of his unvested options accelerated and vested as of August 31, 2007 (See Note 9).

Name	Options or Restricted Stock	Total Amount (Shares)	Vested as of November 30, 2007 (Shares)	Unvested as of November 30, 2007 (Shares)
Former Chairman & CEO	Options	18,000,000	18,000,000	----
Former Chairman & CEO	Restricted Stock	1,364,629	1,364,629	----
COO & Interim CFO	Options	14,200,000	7,400,000	6,800,000
Interim CEO	Options	2,421,348	1,421,348	1,000,000
Interim CEO	Restricted Stock	3,731,343	3,731,343	----
Non-employee director	Options	2,000,000	-----	2,000,000
Consultant	Restricted Stock	10,000,000	10,000,000	-----
Totals		51,717,320	41,917,320	9,800,000

Stock based compensation expense related to employee and non-employee restricted stock awards, stock options and warrants recognized in the operating results for the period from December 23, 2003 (inception) through November 30, 2007 and for the twelve months ended November 30, 2007 and 2006 is summarized as follows:

	Inception through	Twelve Months Ended
	November 30,	November 30,
Stock based compensation expense	2007	2007	2006
Employee — general and administrative	$215,060	$215,060	$0
Non-employee - general and administrative	127,068	53,417	60,750
Total stock based compensation expense	$342,128	$268,476	$60,750

The weighted average fair value of each employee stock option and warrant granted during the twelve months ended November 30, 2007 was $0.004. As of November 30, 2007, there was $65,142 of total unrecognized compensation cost related to non-vested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 8.06 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The Black-Scholes assumptions used in calculating the fair values of employee and non-employee options and warrants are as follows:

	Year Ended November 30, 2007	Year Ended November 30, 2006
Expected volatility	143% - 195%	180%
Expected dividend yield	---%	---%
Risk-free interest rate	3.41% - 4.85%	4.45%
Expected term (in years)	2 - 5	4.66

 The following table represents all our stock options and warrants granted, exercised, and forfeited on an as converted basis during the twelve months ended as of November 30, 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
Stock Options	Number	Price	Contractual	Intrinsic
& Warrants	of Shares	per Share	Term	Value
Outstanding at December 1, 2006	180,605,000	$0.031	3.38 years
Granted	136,721,348	$0.036	5.32 years
Cancelled	-	$--
Exercised	(3,000,000)	$0.01
Forfeited/expired	(2,033,339)	$0.054

Outstanding at November 30, 2007	312,293,009	$0.03	4.26 years	$ 0

Exercisable at November 30, 2007	301,909,660	$0.03	4.09 years	$ 0

The following table summarizes the status of the Company’s stock options as of November 30, 2007:

Stock Options Outstanding	Stock Options Exercisable

Range of Exercise Prices	Shares	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.05	34,200,000	8.74	$0.05	$--	26,400,000	$0.05	$--
$0.0178	421,348	9.08	0.0178	--	421,348	0.0178	--
$0.0058	2,000,000	9.58	0.0058	--	--	--	--
Total	36,621,348		$0.05	$--	26,821,348	$0.05	$--

The following tables summarize the status of the Company’s outstanding warrants on an as converted basis as of November 30, 2007:

Stock Warrants Outstanding	Stock Warrants Exercisable

Range of Exercise Prices	Shares	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.01	96,680,000	3.35	$0.01	$--	96,680,000	$0.01	$--
$0.04	172,950,000	3.79	0.04	--	172,950,000	0.04	--
$0.06 to $0.07	6,041,661	3.63	0.06	--	5,458,312	0.06	--
Total	275,671,661		$0.03	$--	275,088,312	$0.03	$--

		Expiration
	Grant Date	Date	Number	Exercise Price
Warrants Outstanding
April 2004 Private Placement Agent	4/30/2004	4/30/2009	27,500,000	0.01
May / June 2006 Private Placement	5/26/2006	5/26/2011	16,000,000	0.04
May / June 2006 Private Placement Agent	5/26/2006	12/19/ 2011	6,400,000	0.01
May / June 2006 Private Placement	6/13/2006	6/13/2011	41,800,000	0.04
May / June 2006 Private Placement Agent	6/13/2006	12/19/ 2011	16,720,000	0.01
May / June 2006 Private Placement	6/27/2006	6/27/2011	23,650,000	0.04
May / June 2006 Private Placement Agent	6/27/2006	12/19/ 2011	9,460,000	0.01
May / June 2006 Private Placement	10/12/2006	10/12/2011	20,000,000	0.04
May / June 2006 Private Placement Agent	10/12/2006	12/19/ 2011	8,000,000	0.01
Technical Advisory Board	7/3/2006	7/3/2011	3,541,661	0.06
Finance Consultant	8/21/2006	8/21/2011	1,000,000	0.07
Accrescent Research, Inc.	9/5/2006	9/5/2011	1,500,000	0.04
May / June 2006 Private Placement	12/19/2006	12/19/2011	71,500,000	0.04
May / June 2006 Private Placement Agent	12/19/2006	12/19/ 2011	28,600,000	0.01
Total Warrants Outstanding			275,671,661

5.	PRIVATE PLACEMENT & WARRANT DERIVATIVE LIABILITY:

On December 27, 2006, the Company received the final release of funds ($715,000) that were being held in escrow in connection with its private placement that commenced on May 11, 2006. In total the Company received gross proceeds of $1,729,500 and issued an aggregate of 172,950,000 shares of common stock and warrants to purchase 172,950,000 shares of common stock to the investors. In addition, the Company issued 34,590,000 Unit Warrants to the selling agents (See Table in Note 4 “Warrants Outstanding” which, on a fully-diluted basis, results in the issuance of an aggregate of 69,180,000 shares of common stock upon exercise) and paid commissions to the selling agents of $172,950. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Registrant believes that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of common stock issued in the closing and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on December 19, 2006.

The Company has accounted for the warrants issued to the investors and agent as follows: Under provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. Since the liquidated damages under the Registration Rights Agreement could in some cases exceed a reasonable discount for delivering unregistered shares these warrants have been classified as a liability until the earlier of the date the warrants are exercised or expire, as required per paragraphs 14 to 18 of EITF 00-19. Further, in accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value.

The Company valued the warrants under the Black Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (four years); no dividends; a risk free rate of 3.41% which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility ranging between 157% and 163%.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of November 30, 2007, the 172,950,000 Investor Warrants (See Table in Note 4 “Warrants Outstanding”) and the 69,180,000 Agent Warrants were revalued and the change in the fair value of these warrants from their value as of November 30, 2006 created Other Income of $2,196,360 and Other Expense of ($1,394,674) for the years ended November 30, 2007 and 2006, respectively.

6.	SHAREHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 20,000,000 shares of “blank check” NanoSensors Preferred Stock. The Board of Directors is vested with authority to divide the shares of preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series. Once authorized, the dividend or interest rates, conversion rates, voting rights, redemption prices, maturity dates and similar characteristics of preferred stock will be determined by the Board of Directors, without the necessity of obtaining approval of the stockholders. The only series of NanoSensors Preferred Stock is the Series A Convertible Preferred Shares issued to the former holders of Cuchulainn Holdings Common Stock.

At the closing of the Merger, the Company issued 10,000 NanoSensors Preferred Shares in exchange for 17,700,000 shares of issued and outstanding Cuchulainn common stock. Each NanoSensors Preferred Share for voting purposes is equal to, and upon the Reverse Stock Split will be converted into, 199,604.068 shares of NanoSensors Common Stock except that in certain circumstances in which the NanoSensors Preferred Shares will vote or consent separately as a single class. The NanoSensors Preferred Shares are not entitled to dividends unless the Company declares dividends in cash or property to holders of outstanding junior securities or pari passu securities. The NanoSensors Preferred Shares are not redeemable at anytime at the option of the Company but are required to be redeemed as a whole by the Company upon the written demand of the holders of a majority of the outstanding shares of NanoSensors Preferred Shares.

Forward Stock Split

On December 16, 2005, a Definitive Information Statement on Schedule 14C was mailed to shareholders of record as of December 5, 2005, to notify shareholders of (i) the amendment to our Articles of Incorporation to increase in the number of authorized shares from 50 million to 500 million shares of common stock and to authorize 20 million shares of series preferred stock, $.001 par value, and (ii) the effecting of a 10 for 1 forward stock split in which we would issue ten shares of common stock (consisting of 9 additional shares) for every one share of common stock outstanding as of January 12, 2006. We effected this forward stock split as of January 26, 2006 and it was effective on the OTCBB as of January 27, 2006. Upon the effectiveness of this forward split, the number of shares of common stock deemed to be issued and outstanding on the effective date increased from 20,642,500 to 206,425,000. Unless otherwise noted, the share and per share data in this Annual Report, including the historical financial statements, give retroactive effect to the 10 for 1 forward split.

The following table is a summary of common stock and warrants to purchase common stock issued from inception. As of the period ending November 30, 2007, the Company had 421,822,670 shares outstanding.

		Common Shares
	Common	(post split)
	Shares	Issuable for
	Post-split	Warrants Issued	Reference
Issued during Period ended November 30, 2004
Issuance of common stock for license at $.0001 per share	50,000,000	--	(1)
Issuance of common stock for services and expenses at $.0001 per share	114,500,000	825,000	(2), (3)
Issuance of common stock for cash at $.005 per share	95,000	--	(4)
Issuance of common stock for payment at $.020 per share - net of issuance costs	27,500,000	56,000,000	(5), (6)
Issuance of common stock for cash at $.005 per share - paid in June 2004	880,000	--	(4)
Issuance of common stock for payment of debt at $.020 per share	6,200,000	--	(7)
Issuance of common stock for expenses at $.00078 per share	1,850,000	--	(3)

Issued during Year ended November 30, 2005
Issuance of common stock for cash at $.020 per share	1,500,000	1,500,000	(8)
Issuance of common stock for cash at $0.10 per share	2,500,000	--	(9)

Issued during Year ended November 30, 2006
Issuance of common stock for cash at $0.025 per share	500,000	--	(10)
Issuance of common stock for cash at $0.03 per share	900,000	--	(10)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	16,000,000	19,200,000	(11), (12)
Cashless exercise of 2,250,000 warrants into common net of fees and warrant liability	1,800,000		(13)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	65,450,000	78,540,000	(11), (12)
Cashless exercise of 14,150,000 warrants into common net of fees and warrant liability	12,270,645	--	(14)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	20,000,000	24,000,000	(11), (12)
Cashless exercise of 12,950,000 warrants into common net of fees and warrant liability	10,281,053	--	(15)
Issuance of common stock for cash at $0.01 per share net of fees and fair value of fair value of warrant liability	71,500,000	85,800,000	(11), (12)
Issuance of common stock for cash at $0.01 per share	3,000,000	--	(9)
Issuance of restricted stock for payment of debt $0.0046 per share	1,364,629	--	(16)
Issuance of restricted stock for payment of services $0.0040 per share	3,731,343	--	(17)
Issuance of restricted stock for payment of services $0.0037 per share	10,000,000	--	(18)

Total issuances as of November 30, 2007	421,822,670	265,865,000

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

(3) The Company issued 3,850,000 shares of common stock in aggregate to lenders and a loan consultant. Of these shares, 3,000,000 shares of common stock were issued to an unaffiliated lender at inception of his making two loans totaling $120,000 (see reference (5) below), 750,000 shares of common stock were issued to another lender at inception of another loan of $30,000 (see reference (6) below) and 100,000 shares of common stock were issued to a loan consultant in connection with these borrowings. The value of these 3,850,000 shares has been expensed as loan costs in the Statement of Operations for the period ended November 30, 2004. In addition, the lender of the $30,000 note was issued at inception of the loan, warrants to purchase 750,000 shares of Common Stock, and the loan consultant was issued 75,000 warrants to purchase 75,000 shares of Common Stock. Both are exercisable at $.02 per share, expiring on January 21, 2007.

(4) The Company issued 95,000 shares for cash consideration.

(5) Issued 27,500,000 shares of common stock in a private offering, the “April 2004 Private Placement.” The private placement of units each consisted of ten shares of common stock and one Class A Warrant to purchase ten shares of Common Stock for five years at $6.03 per share, expiring on April 30, 2009. The Company received $463,000 net of expenses of $87,000 incurred in the private offering. The actual funds received by the Company were $363,000 as Bridge Notes totaling $100,000 (see below) were repaid out of these funds. In February 2004, the Company borrowed $100,000 in the aggregate from two private investors obtained through the Company’s investment banker, who received a 10% sales commission and a 3% non-accountable expense allowance. Interest on each note (the “Bridge Notes”) accrued at a rate of 10% per annum. Payment of the Bridge Notes was guaranteed by the Company’s two founders. As consideration for the borrowings, in addition to the promissory notes, both investors received five-year warrants to purchase 500,000 shares of common stock exercisable at $.025 per share, expiring on February 28, 2009.

(6) In April 2004, the Company entered into a Placement Agent Agreement with an investment banking firm to privately offer and sell on a “best efforts” basis, $550,000 of its securities in a private offering the “April 2004 Private Placement.” As consideration, the placement agent received warrants to purchase 13,750,000 warrants at the exercise price of $.020 per unit exercisable until April 30, 2009 and in addition received a right to another 13,750,000 warrants with an exercise price of $.030 per unit exercisable until April 30, 2009.

(7) 6,200,000 shares of common stock were issued in repayment of notes totaling $120,000 and accrued interest of $4,000 on these notes. In December 2003 and February 2004, the Company borrowed $80,000 and $40,000, respectively, from one unaffiliated lender. These loans bore interest at a rate of 10% per annum.

(8) On January 17, 2005, the Company issued 1,500,000 shares of common stock and warrants to purchase an additional 1,500,000 shares at an exercise price of $.03 per share, expiring on January 17, 2010 for a cash consideration of $30,000.

(9) On November 10, 2005, the Company closed on an offering of 250,000 units for an aggregate of $250,000, with each Unit consisting of ten shares of common stock and one five year warrant expiring on November 30, 2010 to purchase ten shares of Common Stock at an exercise price of $.225 per share. As consideration, the financial consultant to the Company received a lump sum financial advisory fee of $10,000 plus reimbursement of certain reasonable expenses in lieu of any and all other compensation which had been due under the Placement Agent Agreement dated April 2004. The Company received net proceeds of $225,000. During the quarter ended on August 31, 2006 the Company issued an additional 500,000 warrants to the investor from its November 2005 private offering. The Company issued these warrants pursuant to the liquidated damages penalty provision of the subscription agreement entered into between the Company and the investor. On February 6, 2007, all of the warrants (3,000,000) were exercised and the Company received cash proceeds of $30,000.

(10) During the quarter ended February 28, 2006, the Company issued 500,000 shares of common stock on the exercise of warrants at $0.025 per share for proceeds of $12,500, and another 900,000 shares of common stock on the exercise of warrants at $0.030 per share for proceeds of $27,000.

(11) Issued 172,950,000 (16,000,000 May 2006, 65,450,000 June 2006, 20,000,000 October 2006 and 71,500,000 December 2006) of its securities consisting of Common Stock and Common Stock Purchase Warrants (the “May 2006 Private Placement”). The terms and conditions related to this offering are summarized in Footnote 5 Private Placement & Warrant Derivative Liability.

(12) In May 2006, the Company entered into a Placement Agent Agreement with an investment banking firm to privately offer and sell on a “best efforts” basis, $1,750,000 of its securities in a private offering the “May 2006 Private Placement. ”As consideration, the placement agent received warrants to purchase 20% of the Common Stock and Common Stock Purchase Warrants sold in the Private Placement.

(13) During the quarter ended May 31, 2006, the Company reduced the exercise price on 750,000 and 1,500,000 warrants held by one investor from $.02 and $.03 respectively to $.01 if they were exercised within 30 days and on a cashless basis. The investor exercised the warrants at the reduced price on a cashless basis and the Company issued a total of 1,800,000 shares of common stock. The Company recorded this as a modification of the warrant and the resulting difference of $66,750 between the fair value of the warrant immediately prior to modification and the fair value of the modified warrant on the date of exercise was recorded as dividend expense. Due to an accumulated deficit, the dividend expense of $66,750 was recorded against additional paid-in capital instead of retained earnings resulting in no impact on additional paid-in capital. The cashless exercise was recorded by accounting for the issue of 1,800,000 million shares at the par value in “common stock” with an offset to “Additional Paid in Capital”.

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

(16) September 9, 2007, the Company entered into a separation agreement with Dr. Wong, the Company’s Chief Executive Officer, President, Chief Financial Officer and Chairman of its board of directors, and as part of this agreement the Company granted a restricted stock award of 1,364,629 shares of common stock under its 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500.

(17) On September 12, 2007, the Company appointed Mr. Robert A. Baron, one of our directors, as interim Chief Executive Officer and President and as Chairman of the Company’s board of directors. Although the Company has not entered into a written agreement with Mr. Baron, the Company has agreed to grant Mr. Baron a restricted stock award of $15,000 or 3,731,343 shares of common stock under its 2006 Equity Incentive Plan which was recorded as additional compensation in the fourth quarter. These shares were granted as fully vested and are not subject to forfeiture upon the termination of his employment.

(18) On November 28, 2007, the Company granted a restricted stock award of 10,000,000 shares to a consultant for services rendered in the amount of $37,000. These shares were granted as fully vested.

7.	RELATED PARTY TRANSACTIONS:

Dr. Wong Former Chairman and Chief Executive Officer

As of November 30, 2007, accounts and advances payable to related parties were $50,233, and represents the unpaid amount owed to Dr. Wong in connection with the separation agreement that the Company entered into with him on September 9, 2007(See Note 9).

As of August 31, 2007, accounts and advances payable to related parties consisted of consulting fees payable to Dr. Ted Wong in the amount of $6,250. This liability of $6,250 was settled in the fourth quarter through the issuance of 1,364,629 restricted shares of common stock under the Company’s 2006 Equity Incentive Plan. See Note 9 for a more detailed description of the terms of the separation agreement.

Meyers Associates and Mr. Bruce Meyers

Meyers Associates and Mr. Bruce Meyers, owned as of March 12, 2007, 23,400,000 shares of NanoSensors Common Stock according to Amendment No. 3 to the Schedule 13D filed by them. In addition, Mr. Meyers was stockholder in Cuchulainn and in the Merger received NanoSensors Preferred Shares equal to 93,035,794 voting shares. Accordingly, Mr. Meyers and Meyers Associates beneficially own 4.8% of the voting power of NanoSensors following the closing of the Merger.

Meyers Associates also served as financial advisor to Cuchulainn in connection with its 2007 private placement and received a financial advisory fee in the amount of $50,000 (including legal fees and expenses) in November 2007.

8.	COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s commitments at November 30, 2007:

Obligations	2008	2009
Employment Agreements	120,000	90,000
Totals	$120,000	$90,000

With respect to our office lease at 1800 Wyatt Drive, Santa Clara, CA, the Company assigned and transferred this to Dr. Wong (See Note 9). On September 12, 2007, the Company entered into a $400 month-to-month office lease at 1475 Veterans Boulevard, Redwood City, CA.

Employment Agreement with Mr. Joshua Moser

The Company entered into an employment with Joshua Moser, Vice President and Chief Operating Officer, dated as of August 3, 2006 pursuant to which:

•  Mr. Moser will serve as the Company’s Vice President and Chief Operating Officer for an employment period of 36 months from the effective date of the employment agreement.

• Mr. Moser will receive an annual base salary of $120,000 under the employment agreement.

• In connection with his entering into the employment agreement, Mr. Moser was awarded two grants of options, both of which are subject to the approval of the Company’s stockholders of an equity compensation plan to be presented to them at our stockholders meeting, which was obtained on December 13, 2006. The initial grant consisted of options to purchase 4,000,000 shares of Common Stock, all of which shall vest on the six month anniversary of the effective date of the employment agreement. The second grant consists of options to purchase 10,200,000 shares of Common Stock, which shall vest in equally monthly installments commencing on the six month anniversary date of the employment agreement. Both options shall be exercisable for a period of ten years at a per share exercise price equal to the closing price of the Company’s Common Stock on the effective date of the employment agreement. Further, all of the options granted to Mr. Moser will become immediately vested and exercisable in accordance with, and subject to, the terms and conditions of such plan, in the event of a change of control of the Company or if Mr. Moser is terminated without cause.

•  If Mr. Moser’s employment is terminated by the Company without “cause” (as defined in the employment agreement), he would be entitled to a severance payment of his base salary, at the rate then in effect, for a period of six months.   If Mr. Moser’s employment is terminated by the Company for “cause”, he (a) would not be entitled to any further compensation or benefits and (b) would not be entitled to any additional rights or vesting with respect to the stock options following the date of termination.

•  Mr. Moser is subject to customary confidentiality obligations, non-solicitation and non-competition that survive the termination of the employment agreement.

Mr. Robert Baron - Executive Compensation

On September 12, 2007, the Company appointed Mr. Robert A. Baron, one of our directors, as interim Chief Executive Officer and President and as Chairman of the Company’s board of directors. Although the Company has not entered into a written agreement with Mr. Baron, the Company has agreed to provide Mr. Baron with additional compensation in consideration of his agreement to serve in these capacities. Specifically, the Company agreed to pay Mr. Baron a salary at the rate of $15,000 per annum during his service in this capacity. In addition, the Company granted Mr. Baron a restricted stock award of 3,731,343 shares of common stock under its 2006 Equity Incentive Plan which was recorded as additional compensation in the fourth quarter. These shares were granted as fully vested and are not subject to forfeiture upon the termination of his employment.

9.	SIGNIFICANT EVENTS:

Cessation of Operations.

On August 16, 2007, the board of directors convened a special meeting to discuss the termination of the Company’s employment relationship with Dr. Ted Wong (Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board), and the termination of the technical advisory board, license agreements with Michigan State University and Pohang University, and certain other consulting agreements. On September 12, 2007, the Company’s board of directors approved the following: (1) approving the separation agreement entered into between the Company and Dr. Wong, (2) the dissolution of the Technical Advisory Board, (3) the termination of the consulting agreements with the members of the Technical Advisory Board; and (4) the appointment of the Messrs. Baron and Moser as the Company’s new interim Chief Executive and interim Chief Financial Officers, respectively. Thereafter, the Company provided notice of termination to its consultants and licensors on September 12, 2007 and these agreements terminated or will terminate in between 60 and 360 days from the date of the notice, in accordance with their terms. Also, our non-binding letter of intent with DKL International, Inc. (“DKL”) expired on August 31, 2007. Accordingly, the bridge loan of $40,000 which was recorded as a current asset on the balance sheet as of August 31, 2007 has been written off.

The Company took a restructuring charge in the fourth quarter of 2007 for termination fees incurred when it terminated its consultants and license agreement with Michigan State University on September 12, 2007. A summary of these fees is provided below.

	Termination Fee	Liability as of November 30, 2007
Michigan State University	$10,000	$10,000
Engineer Consultant for Biosensor	10,000	10,000
Technical Advisory Board	15,000	33,000
Totals	$35,000	$53,000

In addition, on September 9, 2007, the Company entered into a separation agreement with Dr. Wong, the Company’s Chief Executive Officer, President, Chief Financial Officer and Chairman of its board of directors. Pursuant to the separation agreement, Dr. Wong agreed to resign from all positions with the Company, including as a member of the board of directors effective as of August 31, 2007. Pursuant to the separation agreement the Company entered into with Dr. Wong, we agreed to pay or provide him with the following: (a) a severance payment equal to six months of his base salary, which equaled $72,000, payable in accordance with the Company’s regularly scheduled pay dates for employees, (b) an additional amount of $5,125 for unused vacation benefits, (c) a restricted stock award of 1,364,629 shares of common stock under our 2006 Equity Incentive Plan and fixed assets for the settlement of a liability that totaled $12,500 (See Note 7), and (d) the accelerated vesting of all options granted to him under our 2006 Equity Compensation Plan, along with the continuation of the exercise period for the duration of the original term of such options. In consideration of the foregoing, Dr. Wong provided the Company with a general release and agreed to comply with the restrictive covenants of his employment agreement (dated August 3, 2006), subject to a modification of the covenant against competition. However, in the event the Company elects to commence an action against Dr. Wong, he will thereafter have the option to repay the severance amounts provided him and void the general release.

In light of the departure of Dr. Wong, the Company appointed Mr. Robert A. Baron, a director, to serve as its interim Chief Executive Officer and President and Chairman of the board of directors and also appointed Mr. Joshua Moser, the Company’s Chief Operating Officer to also serve as interim Chief Financial Officer. The compensation arrangement the Company agreed to in connection with Mr. Baron’s appointment as an officer of the Company is described below under the caption “Executive Compensation.” Mr. Moser assumed the additional responsibilities as the Company’s interim Chief Financial Officer without any modifications to his current employment arrangement.

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

Liquidated Damages

The Company entered into a Registration Rights Agreement in connection with its 2006 Private Placement that raised gross proceeds of $1,729,500. On December 19, 2006 the Company’s Registration Statement was declared effective by the SEC and on or around October 19, 2007 this Registration Statement ceased being effective because the Company failed to file a post-effective amendment. The Registration Rights Agreement requires the Company to pay the Investors a penalty of 2% per month (aggregate monthly amount $34,590) of the purchase price paid by each Investor up to a maximum of 6 months (aggregate amount for 6 months is $207,540) for this penalty event. The Company at its option may, instead of paying cash can issue shares for the 2% penalty based on the five-day average of closing bid price of the Company’s Common Stock for five trading days immediately preceding the penalty event.

The Company accrued an expense of $207,540 in its Statement of Operations for these liquidated damages because it does not plan on filing a post-effective amendment as of the filing date. If the Company elected to pay these penalties in shares, it would have to issue a total of 42,339,972 common shares. As of the filing date, the Company has not paid any of these liquidated damages.

10.	SUBSEQUENT EVENTS:

Bridge Loan and Merger Agreement with Cuchulainn Holdings, Inc.

On December 12, 2007, subsequent to the balance sheet date, Cuchulainn loaned NanoSensors $50,000 and NanoSensors executed a Senior Promissory Note to Cuchulainn (the “Bridge Loan”).   Upon the closing of the Merger which took place on January 17, 2008 (as described in Note 1), the principal amount outstanding and interest accrued under the Bridge Loan were forgiven, and the Bridge Loan was deemed repaid in full.

Employee and Director Option Grants

Subsequent to the balance sheet date, the Company issued 12,528,494 options to its officers and directors and one employee under its 2006 Equity Incentive Plan. Robert Coutu, a non-executive director, who resigned from the board of directors simultaneously with the Company closing of the merger with Cuchulainn on January 17, 2008, returned 2,000,000 unvested options to the 2006 Equity Incentive Plan that he received when he was appointed to the board. Options issued to officers and directors are as follows:

Name	Total Amount	Vested as of the Filing Date	Unvested as of February 27, 2008	Vesting Schedule	Exercise Price	Grant Date	Exercise Term
COO & Interim CFO	1,612,903	1,612,903	-----	Fully vested	$0.0062	1/4/2008	10 years
Interim CEO	4,032,258	4,032,258	-----	Fully vested	$0.0062	1/4/2008	10 years
Interim CEO	3,750,000	3,750,000	-----	Fully vested	$0.0036	12/3/2007	10 years
Non-employee director	2,083,333	2,083,333	-----	Fully vested	$0.0036	12/3/2007	10 years
Director of Marketing & Sales	1,050,000	-----	1,050,000	25% on 1/4/2009, 25% on 1/4/2010 and 50% on 1/4/2010	$0.0062	1/4/2008	10 years
Totals	12,528,494	11,478,494	1,050,000	--	--	--	--

The Company’s 2006 Equity Incentive Plan included an initial reserve of 80,000,000 shares of the Company’s common stock. As of February 27, 2008, the Company has issued 47,149,842 options and 15,095,972 restricted common shares, and has 17,754,186 available for future issuances.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this February 28, 2008.

NANOSENSORS, INC.

/s/ Robert A. Baron
Robert A. Baron
Interim Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Robert A. Baron	Interim Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
Robert A. Baron

/s/ Joshua Moser	Interim Chief Financial Officer and Chief Operating Officer	February 28, 2008
Joshua Moser