Form 10QSB
period 2008-02-29
NANOSENSORS INC
filed 2008-04-21
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period Ended February 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2008
Common Stock, $0.001 par value per share	421,822,670 shares

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

NANOSENSORS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2008	November 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$122,013	$564,996
Other current assets	24,671	—

TOTAL CURRENT ASSETS	146,684	564,996

Deposit and other assets	4,250	—

TOTAL ASSETS	$150,934	$564,996

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$543,908	$26,384
Accounts payable - related party	9,063	—
Derivative liability from warrants issued	553,440	—
Accrued employee benefits	5,346	—

TOTAL CURRENT LIABILITIES	1,111,757	26,384

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 20,000,000 shares
authorized; 10,000 shares issued and outstanding	10	10
Common stock, $.001 par value; 950,000,000 shares
authorized; 421,822,670 shares issued
and outstanding	421,823	—
Additional paid-in capital	(940,640)	570,040
Deficit accumulated during the development stage	(442,016)	(31,438)

	(960,823)	538,612

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$150,934	$564,996

	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from Inception	Three Months
	(July 5, 2007) to	Ended
	February 29, 2008	February 29, 2008

NET SALES	$—	$—

OPERATING COSTS
General and administrative expense	445,541	413,407
Depreciation and amortization	278	278

TOTAL OPERATING COSTS	445,819	413,685

LOSS FROM OPERATIONS	(445,819)	(413,685)

OTHER INCOME (EXPENSE)
Interest expense	(146)	(146)
Interest income	3,949	3,253

LOSS BEFORE INCOME TAXES	(442,016)	(410,578)

Provision for income taxes	—	—

NET LOSS	$(442,016)	$(410,578)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING - BASIC AND DILUTED	421,822,670	421,822,670

The accompanying notes are an integral part of these consolidated financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from Inception	Three Months
	(July 5, 2007) to	Ended
	February 29, 2008	February 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442,016)	$(410,578)
Adjustment to reconcile net loss to net cash utilized in
operating activities:
Depreciation and amortization	278	278
Stock based compensation	82,871	82,871
Change in operating assets and operating liabilities:
Other current assets	(16,643)	(16,643)
Accounts payable and accrued expenses	(79,094)	(105,478)
Net cash used by operating activities	(454,604)	(449,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger	6,567	6,567
Net cash provided by investment activities	6,567	6,567

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants	570,050	—
Net cash provided by financing activities	570,050	—

NET INCREASE (DECREASE) IN CASH	122,013	(442,983)
Cash at beginning of period	—	564,996

CASH AT END OF PERIOD	$122,013	$122,013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	3,253	3,253

The accompanying notes are an integral part of these consolidated financial statements.

NANOSENSORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

1.	ORGANIZATION:

Description of Business:

On January 17, 2008, NanoSensors, Inc., a Nevada corporation (“NanoSensors” or the “Company”), completed its acquisition of Cuchulainn Holdings, Inc. (“Cuchulainn”) a privately held Panamanian corporation, through a merger of Cuchulainn with and into Cuchulainn Acquisition, Inc. (“Acquisition”), a Panamanian corporation and a wholly-owned merger subsidiary of NanoSensors. NanoSensors was organized for the purpose of developing and marketing of sensors to detect explosives, chemicals and biological agents. In September 2007, the NanoSensors board of directors decided to cease further operations and to redeploy its remaining assets. In the merger, Cuchulainn became a wholly-owned subsidiary of NanoSensors. For accounting purposes, the merger was treated as a reverse acquisition with Cuchulainn being the accounting acquirer. As a result, Cuchulainn succeeded NanoSensors as the reporting registrant through its wholly-owned subsidiary. Therefore, the Company’s consolidated historical financial statements reflect those of Cuchulainn.

Merger:

The Company entered into an Agreement and Plan of Merger, dated as of November 27, 2007 (“Merger Agreement”), by and among NanoSensors, Acquisition and Cuchulainn, pursuant to which after all closing conditions were satisfied or waived, and Cuchulainn merged with and into Acquisition on January 17, 2008 (the “Closing Date”). This merger is referred to as the “Merger.”

Pursuant to the Merger Agreement, all of the 17,700,000 outstanding common shares of Cuchulainn common stock were exchanged for 10,000 shares of Series A Preferred Stock of NanoSensors calculated as .000565 NanoSensors Series A Preferred Shares (“NanoSensors Preferred Shares”) for each share of Cuchulainn common stock. NanoSensors Preferred Shares are a new series of the Company’s preferred stock which vote on an “as converted” basis together with issued and outstanding shares of NanoSensors Common Stock. Each NanoSensors Preferred Share for voting purposes is equal to, and will be converted into, 199,604.068 shares of NanoSensors Common Stock upon the occurrence of certain events. The Merger Agreement originally provided that each NanoSensors Preferred Share would for voting purposes be equal to, and be converted into, 168,729.068 shares of NanoSensors Common Stock. However, in consideration of a bridge loan of $50,000 that was made on December 12, 2007, and as compensation for certain liabilities of NanoSensors paid by Cuchulainn prior to the Merger and in compensation for certain liabilities which became known after the Merger Agreement was signed by parties, this voting and conversion number was changed to 199,604.068 shares of NanoSensors Common Stock. The result of this change was that the voting power and percentage of outstanding shares of NanoSensors Common Stock to be owned by the former holders of the common stock of Cuchulainn upon conversion of their NanoSensors Preferred Shares was increased from 80.00% to 82.55%.

The Merger Agreement also provided that each warrant to purchase Cuchulainn common stock (“Cuchulainn Warrants”) were exchanged for warrants to purchase NanoSensors Common Stock (“NanoSensors Warrants”) exercisable on substantially the same terms and conditions as the Cuchulainn Warrants. Following the Closing Date, pursuant to the Merger Agreement, the 6,200,000 Cuchulainn Warrants were exchanged for 3,100,000 NanoSensors Warrants. Each NanoSensors Warrant is exercisable at a per share price of $0.0088676 to purchase 112.77066 shares of NanoSensors Common Stock, subject to adjustments as set forth in the NanoSensors Warrant. The NanoSensors Warrant, however, will not be exercisable prior to the Company amending its Articles of Incorporation so as to increase the number of authorized shares of NanoSensors Common Stock or to effect a 100-to-1 reverse stock split of NanoSensors Common Stock (“Reverse Stock Split”) as originally contemplated in the Merger Agreement following consummation of the Merger. The Reverse Stock Split is expected to be completed in the second calendar quarter of 2008. At present, the NanoSensors Warrants, when exercisable, will be converted into an aggregate of 349,589,046 shares of NanoSensors Common Stock. Following the Reverse Stock Split, the NanoSensors Warrants will be convertible into an aggregate of 3,495,890 shares of NanoSensors Common Stock and will be exercisable at a per share price of $0.88676.

Two stockholders and nominees of Cuchulainn, William Levy and Tom Hendren, will become directors of NanoSensors. Robert A. Baron, currently chairman of the Board of Directors and the sole director of the Company and Interim Chief Executive Officer of NanoSensors, will remain as a director, and Josh Moser, the Company’s Interim Chief Financial Officer, Vice President and Chief Operating Officer will also continue to be an executive officer of the Company. In addition, the Board of Directors intends to elect Barry J. Miller, Esq., whose law firm has provided legal services to Cuchulainn prior to the Merger, as a director, General Counsel and Corporate Secretary of NanoSensors.

The Merger Agreement also contemplates that subsequent to the closing of the Merger, the Board of Directors will consider and approve, and submit to the stockholders of NanoSensors for their approval (i) the Reverse Stock Split, which will have the effect of decreasing the number of issued and outstanding shares of NanoSensors Common Stock after conversion of the NanoSensors Preferred Shares to 24,178,634 shares and (ii) a reduction in the authorized shares of NanoSensors Common Stock from 950,000,000 to 400,000,000. The number of authorized shares of NanoSensors Preferred Stock will remain at 20,000,000.

The Company expects that the former holders of Cuchulainn Common Stock who now own all of the NanoSensors Preferred Shares constituting 82.55% of the voting power of the Company will execute a consent to approve the Reverse Stock Split and a reduction in the authorized shares of NanoSensors Common Stock. If such consent is delivered the Company will file with the Securities and Exchange Commission (“SEC”) and distribute to the stockholders of the Company an information statement describing the proposed action. If the foregoing consent is delivered to the Company, no further action by the stockholders of NanoSensors will be required.

As a result of the Merger, NanoSensors will adopt the business plan of Cuchulainn. Cuchulainn has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service (the “Service”). The Service enables gamers to compete against other gamers and to place wagers on the outcome of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to entering into the Merger Agreement, Cuchulainn raised $620,000 (U.S.) in a private placement to fund initial development costs and to pay the expenses of the parties related to the Merger. Prior to commencing operation of the Service, NanoSensors will need to raise additional capital financing. It is still contemplated that NanoSensors will change its corporate name, but no determination has been yet made as to the new name or the timing of such change.

The merger transaction was accounted for as a reverse merger, with Cuchulainn as the accounting acquirer. Accordingly, the reverse merger is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of NanoSensors were recorded at fair value as of the Closing Date with an adjustment to additional paid-in capital. The deficit accumulated during the development stage of Cuchulainn is carried forward after the Merger. The results of operations of NanoSensors are included in the accompanying Consolidated Statements of Operations from the date of merger through February 29, 2008.

The preliminary fair value of assets acquired and liabilities assumed of NanoSensors as of January 17, 2008 (the Closing Date) are as follows:

Cash	$6,567
Other current assets	8,028
Other non-current asset	4,528
Accounts payable & accrued expenses	(587,376)
Related party payable	(50,035)
Warrant liability	(553,440)

Net Liabilities Assumed	($1,171,728)

2.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since Inception (July 5, 2007) to February 29, 2008, aggregating $442,016 and has a working capital deficit of $965,073 as of February 29, 2008. Excluding the liability for warrants accounted for as a derivative, the net working capital deficit is $411,633. The recurring operating losses are due to the Company’s being in the development stage and the fact that it has yet to establish commercial operations. The Company has no cash flows from revenues, and has been utilizing the proceeds from the sale of its securities to fund administrative costs.

The Company will need additional capital for its future planned activity and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercising of outstanding warrants, and the proceeds from additional equity offerings or debt financings.

Since the Merger, the Company has used substantially all of the proceeds from the Cuchulainn private placement that were not utilized to pay the expenses of the Merger and to sustain its activities. The Company will meet working capital requirements with the cash on hand as of April 1, 2008 for only the following 30 days. If the Company does not obtain additional capital from equity offerings or debt financing, other sources of capital will be needed in order for the Company to complete the development of its Service. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. If the Company is unsuccessful in raising additional capital, it will go out of business.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The interim financial information, as of February 29, 2008, for the three-month period ended February 29, 2008 and for the cumulative period from inception (July 5, 2007) to February 29, 2008, has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 29, 2008, and results of operations, statement of shareholders’ deficit and cash flows for the three months ended February 29, 2008 and for the cumulative period from inception (July 5, 2007) to February 29, 2008 as applicable, have been made. The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net (Loss) Per Share

The Company presents “basic” and, “diluted” earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants held by employees, non-employees and investors are anti-dilutive for each period presented and therefore excluded from earnings per share and aggregated 637,820,548 as of February 29, 2008. If all of the Company’s outstanding options and warrants, as of February 29, 2008, were exercised they would convert into 672,410,549 shares of NanoSensors Common Stock.

The merger with Cuchulainn on January 17, 2008 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition.

Accordingly, 421,822,670 shares of NanoSensors Common Stock were deemed to be outstanding at the beginning of the earliest period presented. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period.

Recently Issued Accounting Pronouncements

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

SFAS No. 141R Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

SFAS No. 157 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative, the fair value of the warrant is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black-Scholes option pricing model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our Common Stock, risk free interest rate and the market price of our Common Stock.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants issued under equity incentive plans (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has considered the guidance provided for in SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended February 29, 2008 was $82,871, which consisted of stock-based compensation expense related to employee and non-employee stock options and warrants. Stock-based compensation expense is being recorded as a component of general and administrative expenses reported in the Statements of Operations.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has utilized the Black-Scholes option pricing model to value share-based payment awards. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations.

The Company measures compensation expense for its non-employee stock-based compensation under SFAS 123(R) and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options and warrants issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured as the value of the options and warrants on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital.

4.	STOCK BASED COMPENSATION:

Accounting for Employee Awards:

On December 13, 2006, the Company’s stockholders’ approved the NanoSensors Equity Incentive Plan (“2006 Equity Incentive Plan”). The 2006 Incentive Plan permits the Company to provide a broad range of stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s primary equity incentive plan for its employees and directors and included an initial reserve of 80,000,000 shares of our Common Stock. As of February 29, 2008, the Company had 17,754,186 shares available for future issuance and has issued 47,149,842 options and 15,095,972 restricted shares of our Common Stock to officers, employees, consultants and directors.

During the quarter ended February 29, 2008 the Company issued 12,528,494 options to officers, employees and directors under its 2006 Equity Incentive Plan. Options issued during the quarter to officers, employees and directors are as follows:

Name	Total Amount	Vested as of February 29, 2008	Unvested as of February 29, 2008
COO & Interim CFO	1,612,903	1,612,903	—
Interim CEO	7,782,258	7,782,258	—
Former Director	2,083,333	2,083,333	—
Director Marketing & Sales	1,050,000	—	1,050,000
Totals	12,528,494	11,478,494	1,050,000

Stock based compensation expense related to employee and non-employee restricted stock awards, stock options and warrants recognized in the operating results for the period from July 5, 2007 (inception) through February 29, 2008 and for the three months ended February 29, 2008 is summarized as follows:

Stock based compensation expense	Inception through February 29, 2008	Three Months Ended February 29, 2008
Employee — general and administrative	$82,724	$82,724
Non-employee - general and administrative	147	147
Total stock based compensation expense	$82,871	$82,871

The weighted average fair value of each employee stock option and warrant granted during the three months ended February 29, 2008 was $0.004. As of February 29, 2008, there was $10,283 of total unrecognized compensation cost related to non-vested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 8.24 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our Common Stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of employee and non-employee options and warrants are as follows:

Three Months Ended February 29, 2008
Expected volatility	151 - 158%
Expected dividend yield	0%
Risk-free interest rate	1.87- 3.89%
Expected term (in years)	2 - 5

During the quarter ended February 29, 2008, the Company issued 349,589,046 warrants to the Cuchulainn shareholders in connection with the Merger (See Note 1), and 12,528,494 options to directors, officers and employees. The warrants issued to the Cuchulainn shareholders are not exercisable until the Company amends its Articles of Incorporation so as to increase the number of authorized shares of Common Stock or to effect a reverse stock split. In total, the Company issued 362,117,540 warrants and options during the quarter.

The following table represents all our stock options and warrants granted, exercised, and forfeited during the three months ended as of February 29, 2008.

Stock Options & Warrants	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 1, 2007	312,293,009	$0.3	4.18 years
Granted	362,117,540	$0.009	5.07 years
Cancelled	—	$0.00
Exercised	—	$0.00
Forfeited/expired	(2,000,000)	$0.0058
Outstanding at February 29, 2008	672,410,549	$0.2	4.59 years	$0

Exercisable at February 29, 2008	285,973,157	$0.03	4.18 years	$0

5.	WARRANT DERIVATIVE LIABILITY:

In connection with a private placement that commenced on May 11, 2006, NanoSensors received $1,729,500 and issued an aggregate of 172,950,000 shares of our Common Stock and warrants to purchase 172,950,000 shares of our Common Stock to the investors. In addition, the Company issued 34,590,000 Unit Warrants to the selling agents (which, on a fully-diluted basis, would result in the issuance of an aggregate of 69,180,000 shares of our Common Stock upon exercise) and paid commissions to the selling agents of $172,950. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act of 1933 (the “Securities Act”). The Company believes that the investors and the selling agent are “accredited investors”, as such term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of our Common Stock issued in the closing and issuable upon exercise of warrants, are covered by a Registration Statement on Form SB-2, which was declared effective by the SEC on December 19, 2006 and as of the filing date is no longer effective (See Note 9 - Significant Events - Liquidated Damages). At the present time, these shares of our Common Stock and shares issuable upon the exercise of warrants can only be sold pursuant to Rule 144 under the Securities Act.

The Company accounted for the warrants issued to the investors and agent as follows: Under provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”) are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. Since the liquidated damages under the registration rights agreement executed in connection with the 2006 private placement could in some cases exceed a reasonable discount for delivering unregistered shares these warrants have been classified as a liability until the earlier of the date the warrants are exercised or expire, as required per paragraphs 14 to 18 of EITF 00-19. Further, in accordance with EITF 00-19, the Company allocated a portion of the offering proceeds to the warrants based on their fair value.

The Company initially valued the warrants under the Black-Scholes option-pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (four years); no dividends; a risk free rate of 4.24% which equals the five-year yield on Treasury bonds at constant (or fixed) maturity; and volatility ranging between 163% and 168%.

EITF 00-19 requires that the Company revalue the warrants as a derivative instrument periodically to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise or the expiration date, the warrant liability will be reclassified into shareholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. Liquidated damages under the registration rights agreement will be expensed as incurred and will be included in non-operating expenses. As of February 29, 2008, the 172,950,000 investor warrants and the 69,180,000 agent warrants were revalued and the change in the fair value of these warrants from their value as of November 30, 2007 did not create any Other Income and Expense.

6.	SHAREHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 20,000,000 shares of series (“blank check”) Preferred Stock. The Board of Directors is vested with authority to issue the shares of Preferred Stock in series and to fix and determine the relative rights and preferences of the shares of any such series, including its dividend, conversion rate, voting rights, redemption price, maturity date and similar characteristics, without the obtaining approval of the stockholders. The only series of NanoSensors Preferred Stock is the NanoSensors Preferred Shares issued to the former holders of Cuchulainn common stock in the Merger.

7.	RELATED PARTY TRANSACTIONS:

Dr. Wong, Former Chairman and Chief Executive Officer of NanoSensors

As of the balance sheet date, accounts and advances payable to related parties were $9,063 which represents the unpaid amount owed to Dr. Wong, the Company’s former Chairman and Chief Executive Officer, in connection with the separation agreement that the Company entered into with him on September 9, 2007.

License Agreement with WG Group, Inc. ("WG") (f/k/a Plus 44 Holdings, Inc.)

WG Group, Inc. (“WG”) was formerly known as Plus 44 Holdings, Inc. As a result of the Merger, the Company acquired the software license and services agreement between Cuchulainn and WG. The license agreement that WG granted to Cuchulainn grants it the rights to use and develop Internet games, products and services on a non-exclusive, worldwide basis. Pursuant to this license agreement, the Company will pay WG royalties based upon a percentage of the adjusted gross sales derived from the Service. In addition, the Company will be obligated to pay WG a monthly minimum payment once we start operating the Service. Prior to the Merger, Cuchulainn and WG entered into an amendment to the license agreement. Pursuant to this amendment, WG agreed to take reasonable efforts to cause the “Go-Live Date,” as that term is defined in the license agreement, to occur during the second calendar quarter of 2008, and Cuchulainn paid an additional fee of $150,000 to WG representing its fees and costs of such efforts. As of the filing date, the Company estimates that it will be able to start marketing the Service in the third or fourth calendar quarter of 2008, if it is successful in raising additional capital.

A number of former stockholders of Cuchulainn that are now stockholders of the Company, are significant stockholders of WG, including William Levy who will become a director of the Company.

Meyers Associates and Mr. Bruce Meyers

Meyers Associates and Mr. Bruce Meyers, who is the general partner of Meyers Associates, owned as of March 12, 2007, 23,400,000 shares of NanoSensors Common Stock according to Amendment No. 3 to the Schedule 13D filed by them. In addition, Mr. Meyers was a shareholder in Cuchulainn and in the Merger received NanoSensors Preferred Shares having the voting power of 93,035,794 shares of Common Stock. Accordingly, Mr. Meyers and Meyers Associates beneficially own 4.8% of the voting power of NanoSensors following the closing of the Merger.

Meyers Associates also served as financial advisor to Cuchulainn in connection with its 2007 private placement and received a financial advisory fee in the amount of $50,000 (including legal fees and expenses) in November 2007. The Company had previously engaged Meyers Associates as its financial advisor, as disclosed in the Company’s prior periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”).

8.	COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s employment agreement commitments at February 29, 2008:

Fiscal Year Ended November 30

Obligations	2008	2009
Employment Agreements	90,000	90,000
Totals	$90,000	$90,000

9.	SIGNIFICANT EVENTS:

Liquidated Damages

The Company entered into a registration rights agreement in connection with its 2006 Private Placement that raised gross proceeds of $1,729,500. On December 19, 2006, the Company’s Registration Statement was declared effective by the SEC and on or around October 19, 2007 this Registration Statement ceased being effective because the Company failed to file a post-effective amendment. The registration rights agreement requires the Company to pay the investors in the 2006 private placement a penalty of 2% per month (an aggregate monthly amount $34,590) of the purchase price paid by each Investor up to a maximum of 6 months (the aggregate amount for 6 months is $207,540) for this penalty event. The Company at its option may, instead of paying cash, issue shares of our Common Stock for the 2% penalty based on the five-day average of closing bid price of the Company’s Common Stock for five trading days immediately preceding the penalty event.

The Company does not plan on filing a post-effective amendment. As of the filing date, unpaid liquidated damages in the amount of $207,540 is included in accounts payable and accrued expenses at February 29, 2008.

Resignation of Director

On December 21, 2007, Mr. Robert Coutu, a non-executive director who joined the Company’s board on July 17, 2007, entered into a settlement agreement and general release under which he was paid $2,500 as a compromise for all amounts previously owed. Simultaneously with the closing of the Merger, Mr. Coutu resigned from the Company’s board of directors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, but are not limited to, statements concerning our plans to continue development of our current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation” in our reports and registration statements filed with the SEC.

Unless the context requires otherwise, references in this Quarterly Report to “NanoSensors”, “the Company”, “we”, “our” and “us” refer to NanoSensors, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Certain of these risks are set forth under “Risk Factors” in our Annual Report on Form 10-KSB and our periodic reports filed with the SEC. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements.

Overview

On January 17, 2008, we completed our acquisition of Cuchulainn, a privately held Panamanian corporation, through a merger of Cuchulainn with and into our wholly-owned subsidiary, Acquisition. We were originally organized for the purpose of developing and marketing sensors to detect explosives, chemicals and biological agents. In September 2007, our board of directors decided to cease further operations and to redeploy our remaining assets. In the Merger, Cuchulainn became a wholly-owned subsidiary of NanoSensors. As a result, Cuchulainn succeeded NanoSensors as the reporting registrant through its wholly-owned subsidiary. For accounting purposes, the Merger was treated as a reverse acquisition with Cuchulainn being the accounting acquirer. Therefore, our historical financial statements reflect those of Cuchulainn.

As a result of the Merger, NanoSensors will adopt the business plan of Cuchulainn. Cuchulainn has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service (the “Service”). The Service enables gamers to compete against other gamers and to place wagers on the outcomes of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to commencing operation of the Service, we will need to raise additional capital financing.

From December 1, 2007 through February 29, 2008, we did not generate any revenue from operations. As we do not expect to generate meaningful revenues or profits over the next fiscal year, management of cash flow is extremely important.

Need for Additional Capital

To date, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations, which is to establish and operate the Service. Prior to commencing operation of the Service, we will need to raise additional capital. We intend to pursue equity financing alternatives or other financing in order to raise needed funds. To raise additional funds, we intend to either undertake private placements of our securities, either as self-offerings or with the assistance of registered broker-dealers, or negotiate one or more private sales of our securities to one or more institutional investors. However, we currently have no firm agreements with any third parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure that any additional financing will be available or, even if it is available that it will be on terms that are acceptable to us. If we raise additional funds by selling shares of Common Stock or convertible securities, the ownership of existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. The inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital, we will go out of business. Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently anticipated. Due to our need to generate additional working capital, our accountants issued a qualified report on our financial statements as of and for the fiscal year ended November 30, 2007, which raises substantial doubt about our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our 2007 Financial Statements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of a registrant’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. We currently believe the following accounting policies to be critical:

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

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine whether those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  If a warrant is determined to be a derivative, its fair value is marked to market each balance sheet date and is recorded as a liability. The change in fair value of the warrant is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified as liabilities at the fair value of the instrument on the reclassification date. In the event that a warrant is determined to be an equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black-Scholes option pricing model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of our Common Stock, risk free interest rate and the market price of our Common Stock.

Deferred Tax Assets and Tax Liabilities

Our deferred tax assets are primarily a result of deductible temporary differences arising from net operating loss carry-forwards which are available to reduce taxable income in future periods. A considerable amount of judgment is required in estimating the amount of deferred tax assets to recognize in the financial statements. In determining whether or not a valuation allowance is required, we must consider, among other things, historical results for both book and tax purposes and expectations of future book and taxable income.

The Company is directly responsible for federal, state and local tax audit issues. While it is often difficult to predict the final outcome or the timing of the resolution of tax issues, the Company establishes tax reserves based on estimates of additional taxes and interest due with respect to certain positions that may not be sustained upon review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. The Company has not recorded any tax reserves as of February 29, 2008.

Accounting for Stock Options

We adopted SFAS 123(R), which requires us to recognize compensation expense in our financial statements for the fair value of stock options we issue. Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on our financial statements.

Results of Operations for the Three Months Ended February 29, 2008

For the three month period ended February 29, 2008 we did not have sales as the Company is still in the development stage. During the three month period ended February 29, 2008, our total operating costs were $413,685. These resulted primarily from salaries, software development and professional service fees (legal and accounting) in connection with our transaction with Cuchulainn.

General and administrative expenses for the three month period ended February 29, 2008 totaled $413,407. These expenses consisted primarily of fees paid to modify the technology we licensed from WG, salaries paid to officers, employees and consultants, along with rent and professional fees as a result of our transaction with Cuchulainn and being a public reporting company

Depreciation and amortization expense for the three month period ended February 29, 2008 totaled $278.

For the three month period ended February 29, 2008 we had interest expense of ($146) and interest income of $3,253.

 Net loss for the three month period ended February 29, 2008 was $410,578.

Liquidity and Capital Resources at February 29, 2008

To date we have relied on financing from investors to support our operations. As of February 29, 2008, we had unrestricted cash on hand of $122,013, as compared with $564,996 on deposit at November 30, 2007.

We had a working capital deficit of $965,073 at February 29, 2008 and working capital of $538,612 at November 30, 2007, respectively. Excluding the liability for warrants accounted for as derivatives at February 29, 2008, our net working capital deficit was $411,633. We have funded our business throughout the development stage primarily through equity investments from accredited investors.

Our currently available funds were obtained as the result of the Merger with Cuchulainn, which had raised $620,000 in gross proceeds in a private placement prior to entering into the Merger Agreement.

The following is a summary of our cash flows from operating, investing, and financing activities for the periods presented:

Three months ended February 29, 2008

Operating activities	$(449,550)

Investing activities	6,567

Financing activities	—

Net effect on cash	$(442,983)

Three Months Ended February 29, 2008

Net cash used in operating activities was $449,550 for the three month period ended February 29, 2008, primarily attributable to professional service and software development fees of $111,929 and $170,873, respectively, and the net loss adjusted for non-cash items (stock based compensation expense of $82,871), and an increase in accounts payable and accrued expenses of $105,478 as a result of the reverse merger.

Net cash received from investing activities of $6,567 was due to cash acquired in the reverse merger.

Net cash provided by financing activities was $0.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the three month period ended February 29, 2008, we had a net loss of $410,578. The Auditor’s Report in our Annual Report on Form 10-KSB for the year ended November 30, 2007 includes an explanatory paragraph which states that due to a history of operating losses, as we have not yet commenced commercial operations and based on our needs for additional funds in Fiscal 2008 for our planned activity and to service debt, there is a substantial doubt about our ability to continue as a going concern. See Note 2 of Notes to 2007 Financial Statements.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We plan to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

We believe the Company will meet working capital requirements with the cash on hand as of April 1, 2008 for only the following 30 days without any revenues and/or additional funding. As described elsewhere in this Quarterly Report, our currently available funds were derived from our recently completed Merger with Cuchulainn, which had raised $620,000 in gross proceeds in a private placement prior to entering into the Merger Agreement with us. As described in this Quarterly Report and in greater detail in Item 1 of our 2007 Annual Report on Form 10-KSB, we are developing a Service that enables gamers to compete against other gamers and to place wagers on the outcomes of their games. Prior to commencing operation of the Service, we will need to raise additional financing. If we are successful in raising additional financing, then we expect to be able to start marketing the Service during the third or fourth calendar quarter of 2008.

As a result of the Merger, we acquired the software license and services agreement between Cuchulainn and WG. The license agreement that WG granted to Cuchulainn grants us the right to use and develop Internet games, products and services on a non-exclusive, worldwide basis. Pursuant to this license agreement, we will pay WG royalties based upon a percentage of the adjusted gross sales derived from the Service. In addition, we will be obligated to pay WG a monthly minimum payment once we start operating the Service (See Note 7 - Related Party Transaction - License Agreement with WG Group, Inc.). Accordingly, we will need to raise additional funds from debt or equity funding sources in order to develop and market our Service. If additional funds are required earlier than anticipated, there can be no assurance that we will be able to obtain such funds, if at all, and on a basis deemed acceptable to us.

The Company will take appropriate actions and reduce its product and technology development to match available funds. Other than the funds we acquired as a result of the Merger, we have relied solely upon selling equity securities in private placements to generate cash to implement our plan of operations which is to establish and operate the Service. We will need to raise additional funds from debt or equity funding sources in order to develop and market our Service. To raise additional funds, we intend to either undertake private placements of our securities, either as a self-offering or with the assistance of registered broker-dealers, or negotiate a private sale of our securities to one or more institutional investors. However, we currently have no firm agreements with any third-parties for any financing arrangements and no assurances can be given that we will be successful in raising additional capital from any proposed financings. Further, we cannot assure you that any additional financing will be available or, even if it is available that it will be on terms acceptable to us. If we raise additional funds by selling shares of Common Stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. The inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition. If we are unsuccessful in raising additional capital we will go out of business. Further, if expenditures required to achieve our plans are greater than projected we will need to raise a greater amount of funds than currently anticipated.

Except for our employment agreements (see Note 8 to Financial Statements) we do not have any significant commitments for capital expenditures.  In view of our limited cash position and the early stage of our development, there is no assurance that we will perform in accordance with our plan of operation or that we will continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of February 29, 2008.

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

Internal Controls

There has not been any change in our internal control over financial reporting during the quarter ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a development stage company with a limited number of employees, we will continue to implement additional measures in response to specific accounting and reporting weaknesses, including further personnel and organizational changes to improve supervision and increased training for finance and accounting personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All sales of unregistered securities during the quarter ended February 29, 2008 have been previously reported by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.18*	Amendment No. 1 to Software License and Services Agreement, dated as of January 14, 2008 between Plus 44 Holdings Inc. and Cuchulainn Holdings, Inc.				☒

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

* Confidential treatment has been requested with respect to portions of this document pursuant to Rule 24b-2 of the Exchange Act. The redacted portions of this document were filed separately with the SEC.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this April 21, 2008.

NanoSensors, Inc.
/s/ Robert Baron
Robert Baron
Interim Chief Executive Officer

/s/ Joshua Moser
Joshua Moser
Interim Chief Financial Officer