Form 10QSB
period 2008-05-31
NANOSENSORS INC
filed 2008-07-15
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15( d ) of the Securities Exchange Act of 1934.
For the Quarterly Period and Six Months Ended May 31, 2008
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Transition Period From ____________________ to __________________

Commission File Number: 000-51007

NANOSENSORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	200452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Veterans Blvd., Redwood City	94063
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (650) 641-2349

(Former Name, Former Address and Former Fiscal Year, if Changes
Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2008
Common Stock, $0.001 par value per share	421,822,670 shares

Transitional Small Business Disclosure Format (check one):     ☐ Yes ☑ No

NANOSENSORS, INC.

INDEX

Page(s)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets – May 31, 2008 (unaudited) and November 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations for the Period from date of inception (July 5, 2007) to May 31, 2008 and the three- and six-month periods ended May 31, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from date of inception (July 5, 2007) to May 31, 2008 and the six-month period ended May 31, 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15

ITEM 3. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

Signatures	21

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2008	November 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$74,553	$564,996
Other current assets	6,375	-

TOTAL CURRENT ASSETS	80,928	564,996

Deposit and other assets	3,834	-

TOTAL ASSETS	$84,762	$564,996

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$460,875	$26,384
Accounts payable - related party	44,988	-
Loan payable	100,000	-
Accrued employee benefits	5,827	-

TOTAL CURRENT LIABILITIES	611,690	26,384

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 20,000,000 shares
authorized; 10,000 shares issued and outstanding	10	10
Common stock, $.001 par value; 950,000,000 shares
authorized; 421,822,670 shares issued
and outstanding	421,823	-
Additional paid-in capital	(937,032)	570,040
Deficit accumulated during the development stage	(11,729)	(31,438)

	(526,928)	538,612

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$84,762	$564,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from Inception	Six Months	Three Months
	(July 5, 2007) to	Ended	Ended
	May 31, 2008	May 31, 2008	May 31, 2008

NET SALES	$-	$-	$-

OPERATING COSTS
General and administrative expense	568,305	536,171	122,764
Depreciation and amortization	694	694	416

TOTAL OPERATING COSTS	568,999	536,865	123,180

LOSS FROM OPERATIONS	(568,999)	(536,865)	(123,180)

OTHER INCOME (EXPENSE)
Interest expense	(209)	(209)	(63)
Interest income	4,039	3,343	90
Income related to fair value of warrant liability	553,440	553,440	553,440

INCOME (LOSS) BEFORE INCOME TAXES	(11,729)	19,709	430,287

Provision for income taxes	-	-	-

NET INCOME (LOSS)	$(11,729)	$19,709	$430,287

BASIC AND DILUTED NET INCOME LOSS PER SHARE	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	421,822,670	421,822,670	421,822,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from Inception	Six Months
	(July 5, 2007) to	Ended
	May 31, 2008	May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(11,729)	$19,709
Adjustment to reconcile net loss to net cash utilized in
operating activities:
Depreciation and amortization	694	694
Stock based compensation	86,479	86,479
Income related to remeasurement of warrant liability	(553,440)	(553,440)
Change in operating assets and operating liabilities:
Other current assets	1,653	1,653
Accounts payable and accrued expenses	(125,721)	(152,105)
Net cash used by operating activities	(602,064)	(597,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger	6,567	6,567
Net cash provided by investment activities	6,567	6,567

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan payable	100,000	100,000
Net proceeds from issuance of common stock and warrants	570,050	-
Net cash provided by financing activities	670,050	100,000

NET INCREASE (DECREASE) IN CASH	74,553	(490,443)
Cash at beginning of period	-	564,996

CASH AT END OF PERIOD	$74,553	$74,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	3,253	3,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANOSENSORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

1.	ORGANIZATION:

Description of Business:

On January 17, 2008, NanoSensors, Inc., a Nevada corporation (“NanoSensors” or the “ Company ” ), completed its acquisition of Cuchulainn Holdings, Inc. (“Cuchulainn”) a privately held Panamanian corporation, through the merger of Cuchulainn with and into Cuchulainn Acquisition, Inc. (“Acquisition”), a Panamanian corporation and the wholly-owned merger subsidiary of NanoSensors. NanoSensors had originally been organized for the purpose of developing and marketing sensors to detect explosives, chemicals and biological agents. In September 2007, however, NanoSensors’ board of directors decided to cease further operations and to redeploy its remaining assets. In the merger, Cuchulainn became the wholly-owned subsidiary of NanoSensors. For accounting purposes, the merger was treated as a reverse acquisition with Cuchulainn being the accounting acquirer. As a result, Cuchulainn succeeded NanoSensors as the reporting registrant through its wholly-owned subsidiary. Therefore, the Company’s consolidated historical financial statements reflect those of Cuchulainn.

Merger:

The Company entered into an Agreement and Plan of Merger, dated as of November 27, 2007 (the “Merger Agreement”), by and among NanoSensors, Acquisition and Cuchulainn, pursuant to which, after all closing conditions were satisfied or waived, and Cuchulainn merged with and into Acquisition on January 17, 2008 (the “Closing Date”). This merger is referred to as the “Merger.”

Pursuant to the Merger Agreement, all of the 17,700,000 outstanding shares of Cuchulainn common stock were exchanged for 10,000 shares of Series A Preferred Stock of NanoSensors (“NanoSensors Preferred Shares”), calculated as .000565 NanoSensors Preferred Shares for each share of Cuchulainn common stock. NanoSensors Preferred Shares were a new series of the Company’s preferred stock and vote on an “as converted” basis together with the issued and outstanding shares of NanoSensors Common Stock. Each NanoSensors Preferred Share for voting purposes is presently equal to 199,604.068 shares of NanoSensors Common Stock. and will be converted into, 199,604.068 shares of NanoSensors Common Stock upon the consummation of the Reverse Split (as defined below), but prior to the consummation of the Reduction of Authorized Shares, discussed below and in Note 10 - Subsequent Event. The Merger Agreement originally provided that each NanoSensors Preferred Share would for voting purposes be equal to, and be converted into, 168,729.068 shares of NanoSensors Common Stock. However, in consideration of a bridge loan of $50,000 that was made on December 12, 2007, in compensation for certain liabilities of NanoSensors paid by Cuchulainn prior to the Merger and in compensation for certain liabilities which became known after the Merger Agreement was signed by parties, this voting and conversion number was changed to 199,604.068 shares of NanoSensors Common Stock. The result of this change was that the voting power and percentage of outstanding shares of NanoSensors Common Stock to be owned by the former holders of the common stock of Cuchulainn upon conversion of their NanoSensors Preferred Shares was increased from 80.00% to 82.55%.

The Merger Agreement contemplated that subsequent to the closing of the Merger, the Board of Directors would consider and approve, and submit to the stockholders of NanoSensors for their approval (i) an amendment to its Articles of Incorporation, as amended (the “Articles”) so as to effect a 1-for-100 reverse stock split of NanoSensors Common Stock (“Reverse Split”), which will have the effect of decreasing the number of issued and outstanding shares of NanoSensors Common Stock, after conversion of the NanoSensors Preferred Shares, to 24,178,634 shares and (ii) a reduction in the authorized shares of NanoSensors Common Stock from 950,000,000 to 450,000,000 (the “Reduction of Authorized Shares”). The number of authorized shares of NanoSensors Preferred Stock would remain at 20,000,000. The Reverse Split and Reduction of Authorized Shares are expected to be completed in the third calendar quarter of 2008.

The Merger Agreement also provided that warrants to purchase Cuchulainn common stock (“Cuchulainn Warrants”) were exchanged for warrants to purchase NanoSensors Common Stock (“NanoSensors Warrants”) exercisable on substantially the same terms and conditions as the Cuchulainn Warrants. Following the Closing Date, pursuant to the Merger Agreement, the 6,200,000 Cuchulainn Warrants were exchanged for 3,100,000 NanoSensors Warrants. Each NanoSensors Warrant is exercisable at a per share price of $0.0088676 to purchase 112.77066 shares of NanoSensors Common Stock, subject to adjustments as set forth in the NanoSensors Warrant. In the aggregate, 349,589,046 shares of NanoSensors Common Stock would be presently issuable pursuant to the Cuchulainn Warrants. The Cuchulainn Warrants, however, will not be exercisable prior to the Company’s completion of the Reverse Split, after which they will be exercisable for 3,495,890 shares of NanoSensors Common Stock and at a per share price of $0.88676.

On June 24, 2008, subsequent to the balance sheet date, the Board of Directors of the Company approved, and on June 26, 2008, the holders of a majority of NanoSensors’ voting power consented to, the Reverse Split and the Reduction of Authorized Shares, as well as an increase in the number of shares issuable under the 2006 Equity Incentive Plan and a change in NanoSensors corporate name to “TGN, Inc.” (collectively referred to as the “Actions”). For a discussion of the Actions and related matters, see Note 10 -Subsequent Event.

Two stockholders and nominees of Cuchulainn, William Levy and Tom Hendren became directors of NanoSensors on May 1, 2008. In addition, the Board of Directors elected Barry J. Miller, Esq., whose law firm provided legal services to Cuchulainn prior to the Merger, as a director and as General Counsel and Corporate Secretary of NanoSensors. (See Note 9 – Significant Events: Election of Three New Directors and General Counsel.)

As a result of the Merger, NanoSensors adopted the business plan of Cuchulainn. Cuchulainn has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service (the “Service”). The Service, when operational, will enable gamers to compete against other gamers and to place wagers on the outcome of their games. The outcome of the game play will be determined predominantly upon the skills of the individual participants. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to entering into the Merger Agreement, Cuchulainn raised $620,000 (U.S.) in a private placement to fund initial development costs and to pay the expenses of the parties related to the Merger. Prior to commencing operation of the Service, NanoSensors will need to raise additional capital financing. (See Note 2 – Going Concern.)

The Merger was accounted for as a reverse merger, with Cuchulainn as the accounting acquirer. Accordingly, the reverse merger is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of NanoSensors were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated during the development stage of Cuchulainn was carried forward after the Merger. The results of operations of NanoSensors are included in the accompanying Condensed Consolidated Statements of Operations from the date of the Merger through May 31, 2008.

The preliminary fair value of assets acquired and liabilities assumed of NanoSensors as of January 17, 2008 (the Closing Date), are as follows:

Cash	$6,567
Other current assets	8,028
Other non-current assets	4,528
Accounts payable & accrued expenses	(587,376)
Related party payable	(50,035)
Warrant liability	(553,440)

Net Liabilities Assumed	$(1,171,728)

Letter of Intent for Acquisition of The Gaming Network A.G. and Bridge Loan:

On May 9, 2008, NanoSensors signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding shares of The Gaming Network, A.G. (“TGNAG”), a privately owned Panamanian corporation. Through its subsidiaries and from closing, TGNAG will conduct and offer a European-licensed (Malta) software licensing operation and ancillary services business for online bingo and casino sites operating outside the United States. The Letter of Intent provides that TGNAG will merge with and into NanoSensors’ wholly owned Panamanian subsidiary, Cuchulainn Acquisition Inc. (“Acquisition”) (or another wholly owned Panamanian subsidiary of NanoSensors), and for NanoSensors to deliver merger consideration comprising shares of NanoSensors Common Stock to the stockholders of TGNAG. The exact number of shares has not yet been determined; however, the Letter of Intent contemplates that, upon the consummation of the merger, the stockholders of TGNAG will own between 80 and 85 percent of the outstanding shares of NanoSensors’ Common Stock.

While the Letter of Intent is not a definitive agreement in respect of the merger contemplated thereby, it does contain certain definitive material provisions. First, it obligates TGNAG to provide one or more bridge loans under a senior promissory note to NanoSensors in order to enable it to meet its operating expenses and its expenses in connection with the merger until the merger is completed; if the merger closes on August 31, 2008, the amount of these loans will be at least US$200,000.00. NanoSensors’ obligation to repay the loan is unconditional and matures on September 30, 2008, and accrues interest at an annual rate of 5% (365-day year for actual days elapsed). On May 9, 2008, NanoSensors executed a senior promissory note evidencing the first of these loans and on May 12, 2008, TGNAG advanced $100,000 to NanoSensors. Second, in the Letter of Intent, TGNAG agrees to cause its Maltese subsidiary, The Gaming Network Limited, to grant to NanoSensors the right to use the name “The Gaming Network” in the corporate name of NanoSensors and in its tradenames, service marks and other commercial indicia, whether or not the merger is completed. The Gaming Network has done so. There are also a number of binding provisions of a customary nature, such as those respecting confidentiality, press releases and restrictions on trading NanoSensors Common Stock. A copy of the senior promissory note executed was filed as Exhibit 10.1 to the Current Report of NanoSensors on Form 8-K on May 13, 2008.

The completion of the merger will be subject to several conditions, including the negotiation and execution of a definitive merger agreement among NanoSensors, TGNAG and Acquisition (or another wholly-owned Panamanian subsidiary of NanoSensors), the completion of due diligence by the parties, the approval of the transaction by the Board of Directors of NanoSensors, Acquisition and TGNAG and by the stockholders of TGNAG and Acquisition, completion of audited financial statements for The Gaming Network Limited, the receipt by the Company of a fairness opinion and other conditions. If a definitive agreement is signed and the conditions are satisfied, the merger is expected to close during the third calendar quarter of 2008. However, there can be no assurance that a definitive agreement will be executed or that, if it is, the transaction will be completed.

2.	GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since its inception (July 5, 2007), aggregating $568,999 and has a working capital deficit of $530,762 as of May 31, 2008. The recurring operating losses are due to the Company’s being in the development stage and the fact that it has yet to establish commercial operations. The Company has no cash flows from revenues, and has been utilizing the proceeds from sales of its securities to fund its administrative costs. Since the Merger, the Company has used all of the proceeds from the Cuchulainn private placement that were not utilized to pay the expenses of the Merger to sustain its activities, as well as the proceeds of its earlier private placements. The Company will be able to meet working capital requirements with the cash on hand as of June 15, 2008 for only the following 30 days. As of May 30, 2008, the Company had borrowed $100,000 from TGNAG pursuant to the senior promissory note signed pursuant to the Letter of Intent.

The Company will need additional capital for its future planned activity, including commencing operation of the Service, and for payment of its current liabilities, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon sales, the exercise of outstanding warrants, the continuance of loans from TGNAG pursuant to the Letter of Intent and the proceeds of future equity offerings or debt financings. Due to the need to generate additional working capital, the Company’s accountants issued a qualified report on its financial statements as of and for the fiscal year ended November 30, 2007, which raised substantial doubt about the Company’s ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” issued in connection with, and the notes to, the Company’s 2007 Financial Statements set forth in the Company’s Annual Report on Form 10-KSB for the fiscal year year ended November 27, 2007 (“2007 Form 10-KSB”) filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008.

The Company expects to be able to continue its operations through the date of its acquisition of TGNAG through the loans to be made by TGNAG to the Company pursuant to the Letter of Intent, but these funds will not be sufficient to enable the Company to implement its future planned activities, including commencing operation of the Service. To raise additional funds, the Company intends either to undertake private placements of its securities, either as self-offerings or with the assistance of registered broker-dealers, or to negotiate one or more private sales of its securities to one or more institutional investors. However, except for the agreement of TGNAG to provide financing, the Company currently has no firm agreements with any third parties for any financing arrangements. If the Company raises additional funds by selling shares of NanoSensors Common Stock or convertible securities, the ownership of existing stockholders will be diluted. If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to the Company’s currently outstanding securities. The inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on the Company’s business, results of operations and financial condition. If the Company is unsuccessful in raising additional capital after the financing being provided by TGNAG is exhausted or if TGNAG does not provide the additional funding required by the Letter of Intent, the Company will go out of business. Further, if expenditures required to achieve the Company’s plans are greater than projected, it will need to raise a greater amount of funds than currently anticipated. No assurances can be given that the Company will be successful in raising capital additional to that being provided by TGNAG. Further, no assurance can be given that any financing additional to that being provided by TGNAG will be available or, even if it is available that it will be on terms that are favorable to the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying interim financial information, as of May 31, 2008, for the six- and three-month periods ended May 31, 2008, and for the cumulative period from inception (July 5, 2007) to May 31, 2008, has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the Company’s 2007 Financial Statements and the notes thereto, included in the Company's 2007 Form 10-KSB.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2008, and results of operations, statement of stockholders’ deficit and cash flows for the six and three months ended May 31, 2008 and for the cumulative period from inception (July 5, 2007) to May 31, 2008, as applicable, have been made. The results of operations for the six and three months ended May 31, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Basic and Diluted Net (Loss) Per Share

The Company presents basic and diluted earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants held by employees, non-employees and investors are anti-dilutive for each period presented and therefore excluded from earnings per share and aggregated rights to acquire 639,820,548 shares of NanoSensors Common Stock as of May 31, 2008. If all of the Company’s outstanding options and warrants as of May 31, 2008 were exercised, the holders thereof would receive 674,410,548 shares of NanoSensors Common Stock.

The Merger with Cuchulainn on January 17, 2008 was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. Accordingly, 421,822,670 shares of NanoSensors Common Stock were deemed to be outstanding at the beginning of the earliest period presented. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period.

Recently Issued Accounting Pronouncements

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

SFAS No. 141R, Business Combinations

In December 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), Business Combinations, which replaced SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is assessing the impact that SFAS No. 160 may have on the its financial statements.

SFAS No. 157, Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, FASB released FASB Staff Position (FSP FAS 157-2, Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008, and interim periods for those fiscal years. The Company is currently assessing the impact that this statement may have on its financial statements.

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). If the warrant is determined to be a derivative, the fair value of the warrant is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrants is recorded in the Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. In the event that the warrants are determined to be equity, no value is assigned for financial reporting purposes.

The valuation of liability for warrants is based on a Black-Scholes option pricing model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of NanoSensors Common Stock, risk free interest rate and the market price of NanoSensors Common Stock.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123 (revised in 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants issued under equity incentive plans (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), under which the Company previously accounted for these awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has considered the guidance provided for in SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized under SFAS 123(R) for the six and three months ended May 31, 2008 was $86,479 and $3,608, respectively, which consisted of stock-based compensation expense related to employee and non-employee stock options and warrants. Stock-based compensation expense is recorded as a component of general and administrative expenses reported in the Company's Statements of Operations.

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

The Company measures compensation expense for its non-employee stock-based compensation under SFAS 123(R) and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the options and warrants issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the options and warrants on the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital

4.	STOCK BASED COMPENSATION:

Accounting for Awards:

Under the NanoSensors Equity Incentive Plan (the “2006 Equity Incentive Plan”), the Company can issue stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s equity incentive plan for its officers, employees and directors and includes an initial reserve of 80,000,000 shares of NanoSensors Common Stock. As of May 31, 2008, there were 15,754,186 shares available for issuance under the 2006 Equity Incentive Plan and options to purchase 49,149,842 shares of NanoSensors Common Stock and 15,095,972 restricted shares of the NanoSensors Common Stock had been granted to its officers, employees, consultants and directors.

During the quarter ended May 31, 2008, the Company granted options to purchase 2,000,000 shares of NanoSensors Common Stock to a non-employee director and during the quarter ended February 29, 2008, the Company granted options to purchase 12,528,494 shares of NanoSensors Common Stock to employees and directors under the 2006 Equity Incentive Plan. (See Note 9 - Significant Events: Election of Three New Directors and General Counsel.) Options granted for the six-month period ended May 31, 2008, were as follows:

Name	Total Amount	Vested as of May 31, 2008	Unvested as of May 31, 2008
COO & Interim CFO	1,612,903	1,612,903	—
Interim CEO	7,782,258	7,782,258	—
Former Director	2,083,333	2,083,333	—
Director Marketing & Sales	1,050,000	—	1,050,000
Non Employee Director	2,000,000	—	2,000,000
Totals	14,528,494	11,478,494	3,050,000

Stock-based compensation expense related to employee and non-employee restricted stock awards, stock options and warrants recognized in the operating results for the period from July 5, 2007 (inception), through May 31, 2008, and for the six and three months ended May 31, 2008, is summarized as follows:

Stock based compensation expense	Inception through May 31, 2008	Six Months Ended May 31, 2008	Three Months Ended May 31, 2008
Employee – general & administrative	$86,209	$86,209	$3,525
Non-employee – general & administrative	$270	$270	$83
Total stock based compensation expense	$86,479	$86,479	$3,608

The weighted average fair value of each employee stock option and warrant granted during the three months ended May 31, 2008, was $0.003. As of that date, there was $12,550 of total unrecognized compensation cost related to unvested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 8.07 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of NeroSensors Common Stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of employee and non-employee options and warrants are as follows:

	Inception through May 31, 2008	Six Months Ended May 31, 2008	Three Months Ended May 31, 2008
Expected volatility	147% - 158%	147% - 158%	147%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.79% - 3.88%	1.79% - 3.88%	3.21%
Expected term (in years)	2 - 6	2 - 6	6

During the quarter ended February 29, 2008, the Company issued warrants to purchase 349,589,046 shares of NanoSensors Common Stock to the former Cuchulainn stockholders in connection with the Merger (see Note 1 - Organization), and options to purchase 12,528,494 shares of NanoSensors Common Stock to directors, officers and employees. During the quarter ended May 31, 2008, the Company issued 2,000,000 options to a non-employee director. (See Note 9 - Significant Events: Election of Three New Directors and General Counsel.) The warrants issued to the former Cuchulainn stockholders are not exercisable until the Company amends the Articles so as to increase the number of authorized shares of NanoSensors Common Stock or effectuate a reverse stock split. In total, for the six months ended May 31, 2008, the Company issued warrants and options to purchase 364,117,540 shares of NanoSensors Common Stock.

The following table represents all the Company’s stock options and warrants granted, exercised, and forfeited during the six months ended May 31, 2008.

Stock Options & Warrants	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 1, 2007	312,293,009	$0.01	3.71 years
Granted	364,117,540	$0.009	4.86 years
Cancelled	—	$0.00
Exercised	—	$0.00
Forfeited/expired	(2,000,000)	$0.0058
Outstanding at May 31, 2008	674,410,548	$0.02	4.33 years	$0

Exercisable at May 31, 2008	320,688,154	$0.03	3.94 years	$0

5.	WARRANT DERIVATIVE LIABILITY:

In connection with a private placement that commenced on May 11, 2006, NanoSensors received $1,729,500 and issued an aggregate of 172,950,000 shares of NanoSensors Common Stock and warrants to purchase 172,950,000 shares of NanoSensors Common Stock to the investors. In addition, the Company issued 34,590,000 Unit Warrants to the selling agents (which, on a fully-diluted basis, would result in the issuance of an aggregate of 69,180,000 shares of NanoSensors Common Stock upon exercise) and paid commissions to the selling agents of $172,950. The securities issued were offered and sold in reliance upon the exemption from registration set forth in Section 4(2) thereof and Regulation D, promulgated under the Securities Act. The Company believes that the investors and the selling agent are “accredited investors,” as that term is defined in Rule 501(a) promulgated under the Securities Act. The resale of the shares of NanoSensors Common Stock issued upon closing and issuable upon exercise of the warrants, were covered by a Registration Statement on Form SB-2, which was declared effective by the SEC on December 19, 2006, and is no longer effective. At the present time, these shares of NanoSensors Common Stock and the shares of NanoSensors Common Stock issuable upon the exercise of the warrants can be sold only pursuant to Rule 144 under the Securities Act or another exemption from registration under the Securities Act.

The Company accounted for the warrants issued to the investors and the agent as follows: Under provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, an embedded conversion option should be bifurcated and accounted for separately as a derivative instrument, unless the specific requirements for equity classification of the embedded conversion option, as stated in EITF 00-19 are met. EITF 00-19 provides that an equity classification is appropriate if the settlement criteria set forth therein for such classification are met and that the additional conditions necessary for equity classification, set forth therein, are also met. Since the liquidated damages under the registration rights agreement executed in connection with the 2006 private placement could in some cases exceed a reasonable discount for delivering unregistered shares, these warrants have been classified as a liability until the earlier of the date on which the warrants are exercised or they expire, as required per paragraphs 14 to 18 of EITF 00-19. Further, in accordance with EITF 00-19, the Company has allocated a portion of the offering proceeds to the warrants based on their fair value.

The Company initially valued the warrants under the Black-Scholes option pricing model with the following assumptions: an expected life equal to the remaining contractual term of the warrants (five years); no dividends; a risk free rate of 4.95%, which equals the 5-year yield on Treasury bonds at constant (or fixed) maturity; and volatility of 201%.

EITF 00-19 also requires that the Company revalue the warrants as derivative instruments periodically in order to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise date or its expiration date, the warrant liability will be reclassified into stockstockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. As of May 31, 2008, the investor warrants to purchase 172,950,000 shares of NanoSensors Common Stock and the agent warrants to purchase 69,180,000 shares of NanoSensors Common Stock were revalued and the change in the fair value of these warrants from their value as of November 30, 2008 of $553,440 to $0 (valued as of May 31, 2008) created Other Income of $553,440.

6.	STOCKHOLDERS’ EQUITY:

Preferred Stock

The Company is authorized to issue 20,000,000 shares of series (“blank check”) Preferred Stock. The Board of Directors is vested with power to issue shares of Preferred Stock in series and to fix and determine the relative rights and preferences of the shares of any such series, including its dividend, conversion rate, voting rights, redemption price, maturity date and similar characteristics, without the obtaining approval of the stockholders. The only outstanding series of Preferred Stock is the NanoSensors Series A Preferred Stock, comprising 10,000 shares, issued to the former holders of Cuchulainn common stock in the Merger.

7.	RELATED PARTY TRANSACTIONS:

Dr. Wong, Former Chairman and Chief Executive Officer of NanoSensors

As of the balance sheet date, accounts and advances payable to related parties were $3,063, which represents the unpaid amount owed to Dr. Wong, the Company’s former Chairman and Chief Executive Officer, in connection with the separation agreement that the Company entered into with him on September 9, 2007.

License Agreement with WG Group, Inc. ("WG")

WG Group, Inc. (“WG”) was formerly named “Plus 44 Holdings, Inc.” As a result of the Merger, the Company acquired the software license and services agreement between Cuchulainn and WG. The license agreement that WG granted to Cuchulainn grants it the right to use and develop Internet games, products and services on a non-exclusive, worldwide basis. Pursuant to this license agreement, the Company will pay WG royalties based upon a percentage of the adjusted gross sales derived from the Service. In addition, the Company will be obligated to pay WG a monthly minimum payment once the Company starts operating the Service. Prior to the Merger, Cuchulainn and WG entered into an amendment to the license agreement. Pursuant to this amendment, WG agreed to take reasonable efforts to cause the “Go-Live Date,” as that term is defined in the license agreement, to occur during the second calendar quarter of 2008, and Cuchulainn paid an additional fee of $150,000 to WG representing its fees and costs of such efforts. As of the filing date, the Company estimates that it will be able to start marketing the Service in the third or fourth calendar quarter of 2008, if it is successful in raising additional capital.

A number of former stockholders of Cuchulainn who are now stockholders of the Company are also significant stockholders of WG, including William Levy, who is a director of the Company. (See Note 9 – Significant Events: Election of Three New Directors and General Counsel.)

Meyers Associates and Mr. Bruce Meyers

Meyers Associates and Mr. Bruce Meyers, who is the general partner of Meyers Associates, owned as of March 12, 2007, 23,400,000 shares of NanoSensors Common Stock, according to Amendment No. 3 to a Schedule 13D filed by them. In addition, Mr. Meyers was a stockholder in Cuchulainn and in the Merger received NanoSensors Preferred Shares having the voting power of, and convertible into, 93,035,794 shares of NanoSensors Common Stock. Accordingly, Mr. Meyers and Meyers Associates beneficially owned 4.8% of the voting power of NanoSensors following the closing of the Merger. Meyers Associates also served as financial advisor to Cuchulainn in connection with its 2007 private placement and received a financial advisory fee in the amount of $50,000 (including legal fees and expenses) from Cuchulainn in November 2007. The Company had previously engaged Meyers Associates as its financial advisor, as disclosed in the Company’s prior periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Panalaw and Mr. Barry Miller

In 2007, Panalaw, Inc. (“Panalaw”), a corporation in which Mr. Miller is the sole stockholder, rendered approximately $30,000 in legal services to Cuchulainn prior to the Merger. In 2008, Panalaw rendered $57,000 in legal services to the Company and Cuchulainn. Approximately $60,000 in cash has been paid to Panalaw with respect to the foregoing legal services, leaving a balance of approximately $41,925 due to Panalaw. It is expected that balance owed by the Company, as well as that owed by Cuchulainn, will be paid by the Company, for its account and as successor in interest to Cuchulainn, in shares of NanoSensors Common Stock.

Commencing as of April 1, 2008, Panalaw will receive a monthly fee of $10,000 in connection with legal and other services to be rendered to the Company. One-half of this fee will be paid in cash and the balance in shares of NanoSensors Common Stock. The Company and Panalaw intend to execute, but have not yet formalized, a written agreement respecting these services. (See Note 9 – Significant Events: Election of Three New Directors & General Counsel.)

8.	COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s employment agreement commitments at May 31, 2008:

Fiscal Year Ended November 30

Obligations	2008	2009
Employment Agreements	$60,000	$90,000
Totals	$60,000	$90,000

9.	SIGNIFICANT EVENTS:

Letter of Intent for Acquisition of The Gaming Network, A.G. & Bridge Loan

See Note 1.

Election of Three New Directors and General Counsel

On May 1, 2008, the sole director of the Company appointed three new directors, namely, Thomas Hendren, William Levy and Barry J. Miller. As a result, the total number of directors was increased to four. The Board also appointed Mr. Miller to the offices of General Counsel and Secretary of the Company. Biographical material respecting these persons appears in the Company’s Current Report on Form 8-K filed on May 6, 2008. The election of Messrs. Hendren and Levy as directors was contemplated by the Merger Agreement. The Company disclosed that Messrs. Hendren and Levy were intended to become directors of the Company following the effective date of the Merger on its Schedule 14F-1 filed with the SEC on December 17, 2007, and in its reports filed with the SEC after the consummation of the Merger.

Except as disclosed herein (i) there are no arrangements or understandings between the Company and any of Messrs. Hendren, Levy and Miller, and (ii) there have been no transactions and are no currently proposed transactions to which the Company or any of its subsidiaries were or is a party in which any of Messrs. Hendren, Levy or Miller has a material interest and which are required to be disclosed pursuant to Item 404(a) of Regulation S-B.

On May 1, 2008, Mr. Hendren was granted an option to purchase 2,000,000 shares of NanoSensors Common Stock, with 50% thereof vesting on the first anniversary of the grant date and 50% vesting on the second anniversary. These options are exercisable at a price of $0.0027 per share, the fair market value on the date of grant, and expire 10 years from the date of grant. Mr. Hendren, as a non-employee director, will also be entitled to receive additional compensation in accordance with the Company’s director compensation policy, as described in the Company’s 2007 Form 10-KSB. Pursuant to this policy, as now in effect, Mr. Hendren will be paid an annual retainer of $18,000, payable in equal quarterly installments of $4,500; provided, however, that for the initial quarter in which he commenced service on the Board, he received a prorated fee of $1,500 for such quarter based on the date that his service as a director commenced.

Although Mr. Levy is a non-executive member of the Board of Directors, he will not receive the annual retainer paid to a non-executive director or the grant of an option to purchase shares of the Company’s Common Stock under the 2006 Plan, inasmuch as he has received and will continue to receive indirect compensation from the Company. Impact Entertainment LLC (“Impact”), of which Mr. Levy is the sole member, has an oral arrangement to provide services to the Company pursuant to which Impact is being paid $8,333 per month. One-half of such fees ($4,166.50) are reimbursed to the Company by WG Group, Inc. (“WG”). Mr. Levy is also President of WG. This arrangement can be terminated at any time by either party.

As a result of the Merger under which the Company acquired Cuchulainn, the Company acquired the software license and services agreement between Cuchulainn and WG, of which Mr. Levy is President. Under this license agreement, WG granted to Cuchulainn the right to use and develop Internet games, products and services on a non-exclusive, worldwide basis. Pursuant to this license agreement, the Company will pay WG royalties based upon a percentage of the adjusted gross sales derived from the Company’s online based video console game wagering service (“Service”) once the Service begins operating. In addition, the Company will be obligated to pay WG a monthly minimum payment once it starts operating the Service. Prior to the Merger, Cuchulainn and WG entered into an amendment to the license agreement. Pursuant to this amendment, WG agreed to take reasonable efforts to cause the “Go-Live Date,” as that term is defined in the license agreement, to occur during the second calendar quarter of 2008, and Cuchulainn paid an additional fee of $150,000 to WG representing its fees and costs of such efforts. As of the filing date, the Company estimates that it will be able to start marketing the Service in the third or fourth calendar quarter of 2008, if it is successful in raising additional capital. (See Note 7 – Related Party Transactions: License Agreement with WG Group, Inc.)

As General Counsel and Secretary of the Company, Mr. Miller is deemed a non-executive director and is not eligible for any grant of options to non-executive directors under the 2006 Plan. Mr. Miller is also not eligible for any annual retainer pursuant to the Company’s director compensation policy. (See Note 7 – Related Party Transactions: Panalaw & Mr. Barry Miller.)

Following the completion of the Merger under which the Company acquired Cuchulainn, all shares of Cuchulainn common stock were converted into 10,000 NanoSensors Preferred Shares. Under the terms of NanoSensors Preferred Shares, each NanoSensors Preferred Share for voting purposes is equal to, and will be converted into, 199,604.068 shares of NanoSensors Common Stock. NanoSensors Preferred Shares and NanoSensors Common Stock vote together as a single class except that NanoSensors Preferred Shares are entitled to vote as a separate class in respect of certain matters. Based upon the foregoing, Mr. Hendren is deemed beneficially to own 56,385,330 shares of NanoSensors Common Stock (2.33%) and Mr. Levy is deemed beneficially to own 87,397,261 shares of NanoSensors Common Stock (3.61%). Mr. Miller does not own any NanoSensors Preferred Shares or NanoSensors Common Stock as of the date hereof.

10.	SUBSEQUENT EVENT:

Preliminary Information Statement

On June 24, 2008, the Board of Directors of the Company approved the Reverse Split, the Reduction of Authorized Shares, the Increase of Plan Shares and the Change of Corporate Name.

On June 26, 2008, the Company received written consents in lieu of a meeting of stockholders (the “Consent”), given in accordance with Section 78.320(2) of the Nevada General Corporate Law (“NGCL”), from the holders of 1,224,576,646 votes, constituting 50.6% of the 2,417,863,350 votes entitled to be cast by the holders of all of the total issued and outstanding shares of Voting Stock, approving the following matters, thereby authorizing the Company to implement them:

(i)
to effect a reverse stock split of all issued and outstanding shares of the NanoSensors Common Stock on the basis of 1 new share -for each 100 outstanding shares (the “Reverse Split”), such that each 100 shares of outstanding NanoSensors Common Stock would be reduced to 1 share of NanoSensors Common Stock and to file an amendment to the Company ’s Articles necessary to effect the Reverse Split;

(ii)
to reduce, after giving effect to the Reverse Split, the authorized number of shares of NanoSensors Common Stock from 950,000,000 to 450,000,000 shares (the “Reduction of Authorized Shares”), and to file an amendment to the Articles necessary to effect the Reduction of Authorized Shares;

(iii)
to increase, after giving effect to the Reverse Split, the number of shares of NanoSensors Common Stock authorized to be issued under the 2006 NanoSensors Equity Incentive Plan from 800,000 shares to 8,000,000 shares of NanoSensors Common Stock (the “Increase of Plan Shares”); and

(iv)	to change the corporate name of the Company to “TGN, Inc.” (the “Change of Corporate Name”) and to file an amendment to the Articles as necessary to effect such Change of Corporate Name.

Since the Consent is sufficient for the taking of the Actions, the consents of stockholders other than those who signed the Consent are not required and are not being solicited in connection with the approval of the Actions.

On June 27, 2008, the Company filed a Preliminary Information Statement relating to the Actions with the SEC. Under the rules of the SEC, the Actions may not be effectuated for 20 days after a definitive Information Statement is distributed to the stockholders of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements include, but are not limited to, statements concerning the Company’s plans to continue development of its current product candidates; address certain markets; engage third-party manufacturers; and evaluate additional product candidates for subsequent commercial development. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause the Company’s or its industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation” in the Company’s reports and registration statements filed with the SEC.

Unless the context requires otherwise, references in this Quarterly Report to “the Company” refers to NanoSensors, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Company’s financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This Quarterly Report on Form 10-QSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB.

Certain of these risks are set forth under “Risk Factors” in the Company’s Annual Report on Form 10-KSB and its periodic reports filed with the SEC. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by it to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. There can, however, be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, its actual financial condition, operating results and business performance may differ materially from that projected or estimated in forward-looking statements.

Overview

On January 17, 2008, the Company completed its acquisition of Cuchulainn, a privately held Panamanian corporation, through the merger of Cuchulainn with and into the wholly-owned subsidiary of the Company, Acquisition. The Company was originally organized for the purpose of developing and marketing sensors to detect explosives, chemicals and biological agents. In September 2007, however, the board of directors decided to cease further operations and to redeploy the Company’s remaining assets. In the Merger, Cuchulainn became a wholly-owned subsidiary of NanoSensors. As a result, Cuchulainn succeeded NanoSensors as the reporting registrant through its wholly-owned subsidiary. For accounting purposes, the Merger was treated as a reverse acquisition with Cuchulainn being the accounting acquirer. Therefore, the Company’s historical financial statements reflect those of Cuchulainn.

As a result of the Merger, NanoSensors adopted the business plan of Cuchulainn. Cuchulainn has licensed technology and other intellectual property in order for it to operate an online-based video console game wagering service (the “Service”). The Service enables gamers to compete against other gamers and to place wagers on the outcomes of their games. The outcome of the game play will be determined predominantly upon the skill of the individual participant. The Service will cater to an international community of gamers that plays video games and places wagers online. Prior to commencing operation of the Service, the Company will need to raise additional capital.

From December 1, 2007, through May 31, 2008, the Company did not generate any revenue from operations. As the Company does not expect to generate meaningful revenues or profits until the consummation of the merger with TGNAG, if it occurs, or over the next fiscal year if the merger does not occur, management of cash flow is extremely important.

Need for Additional Capital

The Company will require additional capital if it is to be able to implement its plans and continue to be a going concern. See Note 1 to the Consolidated Financial Statements.

Letter of Intent for Acquisition of The Gaming Network A.G. and Bridge Loan

On May 9, 2008, the Company signed the Letter of Intent to acquire all of the issued and outstanding shares of TGNAG, a privately owned Panamanian corporation. For a discussion of the Letter of Intent and the transactions contemplated thereby, see Note 1 to the Financial Statements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of a registrant’s financial condition and results and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The Company currently believes the following accounting policies to be critical:

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

Accounting for Warrants and Freestanding Derivative Financial Instruments

The Company evaluates its warrants and other contracts to determine whether those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  If the warrant is determined to be a derivative, the fair value is marked-to-market each balance sheet date and recorded as a liability. The change in fair value of the warrant is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under FAS 133 are reclassified as liabilities at the fair value of the instrument on the reclassification date. In the event that a warrant is determined to be equity, no value is assigned for financial reporting purposes.

The valuation of the warrant liability is based on a Black-Scholes option pricing model, and may vary significantly based on factors such as the exercise price, remaining time left to exercise the warrants, recent volatility (change) in the price of NanoSensors Common Stock, risk free interest rate and the market price of NanoSensors Common Stock.

Deferred Tax Assets and Tax Liabilities

The Company’s deferred tax assets are primarily a result of deductible temporary differences arising from net operating loss carry-forwards which are available to reduce taxable income in future periods. A considerable amount of judgment is required in estimating the amount of deferred tax assets to recognize in the financial statements. In determining whether or not a valuation allowance is required, the Company must consider, among other things, historical results for both book and tax purposes and expectations of future book and taxable income.

The Company is directly responsible for federal, state and local tax audit issues. While it is often difficult to predict the final outcome or the timing of the resolution of tax issues, the Company establishes tax reserves based on estimates of additional taxes and interest due with respect to certain positions that may not be sustained upon review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. The Company has not recorded any tax reserves as of May 31, 2008.

Accounting for Stock Options

The Company has adopted SFAS 123(R), which requires it recognize compensation expense in its financial statements for the fair value of stock options that it issues. Both SFAS 123 and SFAS 123(R) require management to make assumptions regarding the expected life of the options, the expected liability of the options and other items in determining estimated fair value. Changes to the underlying assumptions may have significant impact on the underlying value of the stock options, which could have a material impact on the Company’s financial statements.

Results of Operations for the Three Months Ended May 31, 2008

For the three-month period ended May 31, 2008, the Company did not have sales, as it is still in the development stage.

General and administrative expenses for the period totaled $122,764. These expenses consisted primarily of salaries paid to officers, employees and consultants, along with rent and professional fees as a result of being a public reporting company

Depreciation and amortization expense for the period totaled $416.

For this period, other income was $553,440, interest expense was ($63) and interest income was $90. Other income was related to the change in the fair value of warrant liability which is a non-cash item for the warrants that were issued to investors and placement agents in the Company’s 2006 private placement. (See Note 5 – Warrant Derivative Liability to the Financial Statements.)

Net income for the period was $430,287. Excluding the amount of the change in fair value of warrant liabilities during the period, the Company would have incurred a net loss of $123,153.

Results of Operations for the Six Months Ended May 31, 2008

For the six-month period ended May 31, 2008, the Company did not have sales, as it is still in the development stage.

General and administrative expenses for the period totaled $536,171. These expenses consisted primarily of fees paid to modify the technology that were licensed from WG, salaries paid to officers, employees and consultants, along with rent and professional fees as a result of the transaction with Cuchulainn and being a public reporting company

Depreciation and amortization expense for the period totaled $694.

For the period, other income was $553,440, interest expense was $209 and interest income was $3,343. Other income is related to the change in the fair value of warrant liability which is a non-cash item for the warrants that were issued to investors and placement agents in the Company’s 2006 private placement. (See Note 5 – Warrant Derivative Liability to the Financial Statements.)

Net income for the period was $19,709. Excluding the amount of the change in fair value of warrant liabilities during the period, the Company would have incurred a net loss of $533,731.

Liquidity and Capital Resources at May 31, 2008

To date, the Company has relied on financing from investors and companies that it is in the process of acquiring to support its operations. As of May 31, 2008, it had unrestricted cash on hand of $74,553, as compared with $564,996 at November 30, 2007. The Company’s cash on hand was received under a bridge loan that it received from TGNAG on May 12, 2008. (See Note 1 – Organization to Financial Statements.)

The Company had a working capital deficit of $530,762 at May 31, 2008 and working capital of $538,612 at November 30, 2007. The Company has funded its business throughout the development stage primarily through equity investments from accredited investors.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the periods presented:

Six months ended May 31, 2008

Operating activities	$(597,010)

Investing activities	6,567

Financing activities	100,000

Net effect on cash	$(490,443)

Six Months Ended May 31, 2008

Net cash used in operating activities was $597,010 for the six-month period ended May 31, 2008, primarily attributable to professional service and software development fees of $180,430 and $150,873, respectively, and the net income adjusted for non-cash items (stock based compensation expense of $86,479 and fair value of warrant liability income of $553,440), and an increase in accounts payable and accrued expenses of $152,105 as a result of the reverse merger with Cuchulainn.

Net cash received from investing activities of $6,567 was due to cash acquired in the reverse merger.

Net cash provided by financing activities was $100,000, which were the proceeds of the bridge loan provided by TGNAG. (See Note 1 – Organization to the Financial Statements.)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the six-month period ended May 31, 2008, the Company had net income of $19,709. Excluding the amount of the change in fair value of warrant liabilities during the six month period ended May 31, 2008, net loss was $533,731. The Auditor’s Report in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007, states that due to a history of operating losses, as the Company has not yet commenced commercial operations and based on its needs for additional funds in Fiscal 2008 for its planned activities and to service debt, there is a substantial doubt about its ability to continue as a going concern. See Note 2 of Notes to 2007 Financial Statements.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company plans to invest any excess cash in investment grade interest bearing securities.

Plan of Operation

Management believes the Company will be able to meet working capital requirements with the cash on hand as of June 15, 2008, for only the following 30 days without any revenues and/or additional funding. As described in this Quarterly Report and in greater detail in Item 1 of the Company’s 2007 Form 10-KSB, the Company is developing a Service that enables gamers to compete against other gamers and to place wagers on the outcomes of their games. Prior to commencing operation of the Service, the Company will need to raise additional financing. If the Company is successful in raising additional financing, it expects to be able to start marketing the Service during the third or fourth calendar quarter of 2008. For a discussion of the Company’s needs for additional capital and its plans to raise it, see Note 2 – Going Concern to Financial Statements.

As a result of the Merger, the Company acquired the software license and services agreement between Cuchulainn and WG. The license agreement that WG granted to Cuchulainn grants the Company the right to use and develop Internet games, products and services on a non-exclusive, worldwide basis. Pursuant to this license agreement, the Company will pay WG royalties based upon a percentage of the adjusted gross sales derived from the Service. In addition, the Company will be obligated to pay WG a monthly minimum payment once the Service begins to operate. (See Note 7 - Related Party Transactions: License Agreement with WG Group, Inc. to Financial Statements.) Accordingly, the Company will need to raise additional funds from debt or equity funding sources in order to develop and market the Service. (See Note 2 - Going Concern to Financial Statements.) If additional funds are required earlier than anticipated, there can be no assurance that the Company will be able to obtain such funds, if at all, and on a basis deemed acceptable to the Company.

The Company will take appropriate actions and reduce its product and technology development to match available funds. Other than the funds the Company acquired as a result of the Merger and the bridge loan from TGNAG, it has have relied solely upon selling equity securities in private placements to generate cash to implement its plan of operations which is to establish and operate the Service. The Company will need to raise additional funds from debt or equity funding sources in order to develop and market the Service. (See Note 2 – Going Concern to Financial Statement.) Further, if expenditures required to achieve the Company’s plans are greater than projected the Company will need to raise a greater amount of funds than currently anticipated or reduce its developmental activities.

Except for employment agreements (See Note 8 – Commitments and Contingencies to Financial Statements), the Company has no significant commitments for expenditures. In view of the Company’s limited cash position and the early stage of its development, there is no assurance that it will perform in accordance with its plan of operation or that it will continue as a going concern.

The Company expects that its operating and administrative expenses will increase, primarily in travel, salary and fees paid to outside consultants and professional service firms. The increased travel will be required as the Company increases its efforts to market the Service.

The Company’s funding requirements will depend on numerous factors, including:

•	the scope and results of product development activities;

•	potential acquisition or in-licensing of other product candidates, commercial products or technologies;

•	the cost of manufacturing activities for product candidates; and

•	The Company’s ability to establish and maintain additional collaborative arrangements.

Marketing costs are expected to increase in the future as the Company introduces and promotes the Service to the gaming community both in the United States and abroad.

As of the balance sheet date, there were no significant commitments for capital expenditures In view of the Company’s early stage of development, there is no assurance that it will perform in accordance with its plan of operation, that it will continue as a going concern or that it will ultimately achieve profitable operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of May 31, 2008.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls

Management, including the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Controls

There has not been any change in internal control over financial reporting during the six months ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. As a development stage company with a limited number of employees, the Company will continue to implement additional measures in response to specific accounting and reporting weaknesses, including further personnel and organizational changes to improve supervision and increased training for finance and accounting personnel.

It is not expected that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that itst objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Preliminary Information Statement

See Note 10 - Subsequent Event to the Financial Statements

ITEM 5. OTHER INFORMATION.

Letter of Intent for Acquisition of The Gaming Network A.G. & Bridge Loan

See Item 2 above “Critical Accounting Policies” and Note 1 – Organization to the Financial Statements.

Election of Three New Directors and General Counsel

See Note 9 – Significant Events to the Financial Statements.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith or incorporated by reference.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Dated	Exhibit	Filed Herewith

10.1	Promissory Note , dated as of May 9, 2008, of NanoSensors in favor of The Gaming Network, A.G.	Form 8-K	05/13/2008	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				☒

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2008.

NANOSENSORS, INC.

/s/ Robert Baron
Robert Baron
Interim Chief Executive Officer

/s/ Joshua Moser
Joshua Moser
Interim Chief Financial Officer