Form 10QSB
period 2008-08-31
NANOSENSORS INC
filed 2008-10-20
CIK 1286648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15( d) of the Securities Exchange Act of 1934.
For the Quarterly Period and Nine Months Ended August 31, 2008
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

__________________________________________________________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2008
Common Stock, $0.001 par value per share	439,772,670 shares

Transitional Small Business Disclosure Format (check one):       ☐ Yes  ☑ No

NANOSENSORS, INC.

INDEX

Page(s)

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets – August 31, 2008 (unaudited) and November 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations for the Period from date of inception (July 5, 2007) to August 31, 2008 and the three- and nine-month periods ended August 31, 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from date of inception (July 5, 2007) to August 31, 2008 and the nine-month period ended August 31, 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15

ITEM 3. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	21

Signatures	22

Certifications

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2008	November 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$22,973	$564,996
Other current assets	22,911	-

TOTAL CURRENT ASSETS	45,884	564,996

Deposits and other assets	3,417	-

TOTAL ASSETS	$49,301	$564,996

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$511,894	$26,384
Accounts payable - related party	15,224	-
Loan payable	200,000	-
Accrued employee benefits	7,557	-

TOTAL CURRENT LIABILITIES	734,675	26,384

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

Preferred stock, $.001 par value; 20,000,000 shares authorized; 10,000 shares issued and outstanding	10	10
Common stock, $.001 par value; 950,000,000 shares authorized; 421,822,670 shares issued and outstanding	421,823	-
Additional paid-in capital	(935,157)	570,040
Deficit accumulated during the development stage	(172,050)	(31,438)

	(685,374)	538,612

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$49,301	$564,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Period from Inception	Nine Months	Three Months
	(July 5, 2007) to	Ended	Ended
	August 31, 2008	August 31, 2008	August 31, 2008

NET SALES	$-	$-	$-

OPERATING COSTS
General and administrative expense	726,089	693,955	157,784
Depreciation and amortization	1,111	1,111	417

TOTAL OPERATING COSTS	727,200	695,066	158,201

LOSS FROM OPERATIONS	(727,200)	(695,066)	(158,201)

OTHER INCOME (EXPENSE)
Interest expense	(2,329)	(2,329)	(2,120)
Interest income	4,039	3,343	-
Income related to change in fair value of warrant liability	553,440	553,440	-

LOSS BEFORE INCOME TAXES	(172,050)	(140,612)	(160,321)

Provision for income taxes	-	-	-

NET LOSS	$(172,050)	$(140,612)	$(160,321)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	-	421,822,670	421,822,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANOSENSORS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Period from Inception	Nine Months
	(July 5, 2007) to	Ended
	August 31, 2008	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(172,050)	$(140,612)
Adjustment to reconcile net loss to net cash utilized in operating activities:
Depreciation and amortization	1,111	1,111
Stock based compensation	88,354	88,354
Income related to remeasurement of warrant liability	(553,440)	(553,440)
Change in operating assets and operating liabilities:
Other current assets	(14,883)	(14,883)
Accounts payable and accrued expenses	(102,736)	(129,120)
Net cash used by operating activities	(753,644)	(748,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger	6,567	6,567
Net cash provided by investment activities	6,567	6,567

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan payable	200,000	200,000
Net proceeds from issuance of common stock and warrants	570,050	-
Net cash provided by financing activities	770,050	200,000

NET INCREASE (DECREASE) IN CASH	22,973	(542,023)
Cash at beginning of period	-	564,996

CASH AT END OF PERIOD	$22,973	$22,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	3,253	3,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

NANOSENSORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

1. ORGANIZATION:

Termination of Business:

On May 9, 2008, NanoSensors signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding shares of The Gaming Network, A.G. (“TGNAG”), a privately owned Panamanian corporation through a merger and signed a Senior Promissory Note, pursuant to which TGNAG advanced $100,000. See “Acquisition of The Gaming Network A.G. and Bridge Loan.” Subsequent to the balance sheet date, TGNAG advised NanoSensors in writing that it does not intend to proceed with the merger. Furthermore, the Company terminated the software license and services agreement that provided it the right to operate an online-based video console game wagering service. See Note 7 – Related Party Transactions. At this time, NanoSensors does not have sufficient cash on hand to meet its expenses and liabilities.

Accordingly, the Board of Directors of NanoSensors has determined that NanoSensors will cease its operations and terminate its business. The Company intends to file a Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 on Form 15 terminating the registration of its shares of Common Stock under the Securities Exchange Act of 1934. Such termination will be effective upon the filing of Form 15, its shares of Common Stock will be delisted on all national securities exchanges and NanoSensors will cease to be a public company.

After the filing of the Form 15, the Company intends to attempt to obtain the consent of the holders of a majority of the voting power of the Company to its dissolution and if it is successful, to dissolve the Company.

Description of Business:

On January 17, 2008, NanoSensors, Inc., a Nevada corporation (“NanoSensors” or the “Company”), completed its acquisition of Cuchulainn Holdings, Inc. (“Cuchulainn”). a privately held Panamanian corporation, through the merger of Cuchulainn with and into Cuchulainn Acquisition, Inc. (“Acquisition”), a Panamanian corporation and the wholly-owned merger subsidiary of NanoSensors. NanoSensors had originally been organized for the purpose of developing and marketing sensors to detect explosives, chemicals and biological agents. In September 2007, NanoSensors’ board of directors decided to cease further operations and to redeploy its remaining assets. In the merger, Cuchulainn legally became the wholly-owned subsidiary of NanoSensors, but for accounting purposes, the merger was treated as a reverse acquisition, with Cuchulainn being the accounting acquirer. Therefore, the Company’s consolidated historical financial statements reflect those of Cuchulainn.

Merger:

The Company entered into an Agreement and Plan of Merger, dated as of November 27, 2007 (the “Merger Agreement”), by and among NanoSensors, Acquisition and Cuchulainn, pursuant to which, after all closing conditions were satisfied or waived, Cuchulainn merged with and into Acquisition on January 17, 2008 (the “Closing Date”). This merger is referred to as the “Merger.”

Pursuant to the Merger Agreement, all of the 17,700,000 outstanding shares of Cuchulainn common stock were exchanged for 10,000 shares of Series A Preferred Stock of NanoSensors (“NanoSensors Preferred Shares”), calculated as .000565 NanoSensors Preferred Shares for each share of Cuchulainn common stock. NanoSensors Preferred Shares were a new series of the Company’s preferred stock and vote on an “as converted” basis together with the issued and outstanding shares of NanoSensors Common Stock. Each NanoSensors Preferred Share for voting purposes is presently equal to 199,604.068 shares of NanoSensors Common Stock, and will be converted into, 199,604.068 shares of NanoSensors Common Stock upon the consummation of the Reverse Split (as defined below), but prior to the consummation of the Reduction of Authorized Shares, discussed below and in Note 9 - Significant Event. The Merger Agreement originally provided that each NanoSensors Preferred Shares would for voting purposes be equal to, and be converted into, 168,729.068 shares of NanoSensors Common Stock. However, in consideration of a bridge loan of $50,000 that was made on December 12, 2007, in compensation for certain liabilities of NanoSensors paid by Cuchulainn prior to the Merger and in compensation for certain liabilities which became known after the Merger Agreement was signed, this voting and conversion number was changed to 199,604.068 shares of NanoSensors Common Stock. The result of this change was that the voting power and percentage of outstanding shares of NanoSensors Common Stock to be owned by the former holders of the common stock of Cuchulainn upon conversion of their NanoSensors Preferred Shares was increased from 80.00% to 82.55%.

The Merger Agreement contemplated that subsequent to the closing of the Merger, the Board of Directors would consider and approve, and submit to the stockholders of NanoSensors for their approval (i) an amendment to its Articles of Incorporation, as amended (the “Articles”), so as to effect a 1-for-100 reverse stock split of NanoSensors Common Stock (“Reverse Split”), which will have the effect of decreasing the number of issued and outstanding shares of NanoSensors Common Stock, after conversion of the NanoSensors Preferred Shares, to 24,178,634 shares and (ii) a reduction in the authorized shares of NanoSensors Common Stock from 950,000,000 to 450,000,000 (the “Reduction of Authorized Shares”). The number of authorized shares of NanoSensors Preferred Stock would remain at 20,000,000. The Reverse Split and Reduction of Authorized Shares are expected to be completed in the fourth calendar quarter of 2008.

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

On June 24, 2008, the Board of Directors of the Company approved, and on June 26, 2008, the holders of a majority of NanoSensors’ voting power consented to, the Reverse Split and the Reduction of Authorized Shares, as well as an increase in the number of shares issuable under the 2006 Equity Incentive Plan and a change in NanoSensors corporate name to “TGN, Inc.” (collectively referred to as the “Actions”). For a discussion of the Actions and related matters, see Note 9 -Significant Event. The Company plans to implement the Actions after the consummation of the merger with The Gaming Network, A.G. (See “Acquisition of The Gaming Network A.G. and Bridge Loans,” below, and Note 9 – Significant Events, below.)

Two stockholders and nominees of Cuchulainn, William Levy and Tom Hendren became directors of NanoSensors on May 1, 2008. In addition, the Board of Directors elected Barry J. Miller, Esq., whose law firm provided legal services to Cuchulainn prior to the Merger, as a director and as General Counsel and Corporate Secretary of NanoSensors. Mr. Hendren and Mr. Levy resigned as directors on September 4, 2008 and October 14, 2008, respectively.

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

The Merger was accounted for as a reverse acquisition, with Cuchulainn as the accounting acquirer. Accordingly, the reverse acquisition is being accounted for as a capital transaction in substance, rather than a business combination. For accounting purposes, the net liabilities of NanoSensors were recorded at fair value as of the Closing Date, with an adjustment to additional paid-in capital. The deficit accumulated during the development stage of Cuchulainn was carried forward after the Merger. The results of operations of NanoSensors are included in the accompanying Condensed Consolidated Statements of Operations from the date of the Merger through August 31, 2008.

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

Acquisition of The Gaming Network A.G. and Bridge Loan:

On May 9, 2008, NanoSensors signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding shares of The Gaming Network, A.G. (“TGNAG”), a privately owned Panamanian corporation. Through its subsidiaries and from closing, TGNAG will conduct and offer a European-licensed (Malta) software licensing operation and ancillary services business for online bingo and casino sites operating outside the United States. The Letter of Intent provided that TGNAG will merge with and into NanoSensors’ wholly owned Panamanian subsidiary, Cuchulainn Acquisition Inc. (“Acquisition”) (or another wholly owned Panamanian subsidiary of NanoSensors), and for NanoSensors to deliver merger consideration comprising shares of NanoSensors Common Stock to the stockholders of TGNAG. The Letter of Intent contemplated that, upon the consummation of the merger, the stockholders of TGNAG would own between 80% and 85% of the outstanding shares of NanoSensors’ Common Stock.

On May 9, 2008, NanoSensors executed a senior promissory note (the “Old Promissory Note”) evidencing the first of these loans and on May 12, 2008, TGNAG advanced $100,000 to NanoSensors, and on July 22, 2008, TGNAG advanced an additional $100,000 which is the remaining balance of the loan. As required by the Letter of Intent, TGNAG has caused its Maltese subsidiary, The Gaming Network Limited, to grant to NanoSensors the right to use the name “The Gaming Network” in the corporate name of NanoSensors and in its trade names, service marks and other commercial indicia, whether or not the merger is completed. The Letter of Intent contained a number of binding provisions of a customary nature, such as those respecting confidentiality, press releases and restrictions on trading NanoSensors Common Stock..

On September 16, 2008, the Company and TGNAG amended the Letter of Intent (as amended, the “Amended Letter of Intent”) to provide, among other things, that:

(i)
upon the consummation of the merger (and, in the event that preferred stock shall be issued as the merger consideration, the conversion thereof), the holders of TGNAG shares, as such, will own collectively between 82% and 88% of the issued and outstanding NanoSensors common stock, as determined by the parties based upon their respective due diligence, a fairness report commissioned by NanoSensors’ board of directors and such other factors as the parties may deem relevant;

(ii)
the parties will use their reasonable efforts to enter into the Merger Agreement on or prior to October 31, 2008, and to ensure that the closing will occur on or before the fourth day after the signing of the Merger Agreement;

(iii)	the Amended Letter of Intent will expire as of the earlier of the close of business on November 30, 2008, or the signing of the definitive Merger Agreement, unless otherwise agreed by the parties; and

(iv)	TGNAG would grant the Company a new bridge loan.

The new bridge loan has an initial principal amount of $250,000 (comprising the $200,000 principal amount of the Old Promissory Note plus the $50,000 TGNAG advanced to the Company upon execution of the promissory note evidencing the new bridge loan. TGNAG is required by the Amended Letter of Intent to increase the principal amount of the new bridge loan by advancing an additional $50,000 to the Company upon its request. This request is not to be made earlier than October 15, 2008. NanoSensors’ obligation to repay the loan is unconditional and matures on April 30, 2009, with accrued interest at an annual rate of 5% (365-day year for actual days elapsed). The Old Promissory Note has been retired. A copy of the promissory note evidencing the new bridge loan was filed as Exhibit 10.1 to the Current Report of NanoSensors on Form 8-K filed on September 22, 2008.

As set forth in paragraph (i), above, the Amended Letter of Intent contemplates that, upon the consummation of the merger (and, in the event that preferred stock shall be issued as the merger consideration, the conversion thereof), the holders of TGNAG shares, as such, will own collectively between 82% and 88% of the issued and outstanding NanoSensors common stock; the original Letter of Intent provide for a range of between 80% and 85%, The change in the range was assented to by the Company because of TGNAG’s agreement to execute and deliver the New Promissory Note, which it was not otherwise obligated to do, and because TGNAG has informed the Company that the value of the assets that it will possess upon the closing of the Merger will be greater than was contemplated when the Letter of Intent was signed.

TGNAG has advised the Company that it does not intend to complete the merger.

2. GOING CONCERN:

The Company has incurred recurring operating losses in each of the periods since its inception (July 5, 2007), aggregating $172,050 and has a working capital deficit of $688,791 as of August 31, 2008. The recurring operating losses are due to the Company’s being in the development stage and the fact that it has yet to establish commercial operations. The Company has no cash flows from revenues, and has been utilizing the proceeds from sales of its securities to fund its administrative costs. Since the Merger, the Company has used all of the proceeds from the Cuchulainn private placement that were not utilized to pay the expenses of the Merger to sustain its activities, as well as the proceeds of its earlier private placements. In light of the facts that on October 13, 2008, TGNAG advised the Company that it does not intend to complete the merger, that the Company has no sources of additional working capital and that the Company does not have sufficient cash on hand for its future planned activity, including commencing operation of the Service, and for payment of its current liabilities, the Company will terminate its business. See Note 1, Organization.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying interim financial information, as of August 31, 2008, for the nine- and three-month periods ended August 31, 2008, and for the cumulative period from inception (July 5, 2007) to August 31, 2008, has been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to provide for fair presentation. These financial statements should be read in conjunction with the Company’s 2007 Financial Statements and the notes thereto, included in the Company's 2007 Form 10-KSB.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2008, and results of operations, statement of stockholders’ deficit and cash flows for the nine and three months ended August 31, 2008 and for the cumulative period from inception (July 5, 2007) to August 31, 2008, as applicable, have been made. The results of operations for the nine and three months ended August 31, 2008, are not necessarily indicative of the operating results for the full fiscal year or any future periods. The Company has not been able to estimate and reflect the realizable value of all its assets and the settlement amount of all its liabilities under the liquidation basis of accounting. Accordingly, the financial statements reflect the assets and liabilities at going-concern amounts.

Basic and Diluted Net (Loss) Per Share

The Company presents basic and diluted earnings (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), and certain other financial accounting pronouncements. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of warrants, were issued during the period. Outstanding options and warrants held by employees, non-employees and investors are anti-dilutive for each period presented and therefore excluded from earnings per share and aggregated rights to acquire 638,770,548 shares of NanoSensors Common Stock as of August 31, 2008. If all of the Company’s outstanding options and warrants as of August 31, 2008 were exercised, the holders thereof would receive 673,360,548 shares of NanoSensors Common Stock.

The Merger with Cuchulainn on January 17, 2008, was, for financial reporting purposes, treated as a reverse acquisition. Because the number of shares outstanding following a reverse acquisition is significantly different from the number of shares outstanding prior to the combination, the weighted average shares outstanding for purposes of presenting net loss per share on a comparative basis has been retroactively restated to the earliest period presented in order to reflect the effect of the reverse acquisition. Accordingly, 421,822,670 shares of NanoSensors Common Stock were deemed to be outstanding at the beginning of the earliest period presented. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period.

Recently Issued Accounting Pronouncements

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements if any.

SFAS No. 161, Disclosures about Derivative Instruments

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

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is assessing the impact that SFAS No. 160 may have on its financial statements.

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

Stock-based compensation expense recognized under SFAS 123(R) for the nine and three months ended August 31, 2008 was $88,354 and $1,875, respectively, which consisted of stock-based compensation expense related to employee and non-employee stock options and warrants. Stock-based compensation expense is recorded as a component of general and administrative expenses reported in the Company's Statements of Operations.

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

Accounting for Awards:

Under the NanoSensors Equity Incentive Plan (the “2006 Equity Incentive Plan”), the Company can issue stock awards to its employees, directors and consultants. The 2006 Incentive Plan serves as the Company’s equity incentive plan for its officers, employees and directors and includes an initial reserve of 80,000,000 shares of NanoSensors Common Stock. As of August 31, 2008, there were 16,804,186 shares available for issuance under the 2006 Equity Incentive Plan and options to purchase 48,099,842 shares of NanoSensors Common Stock and 15,065,972 restricted shares of the NanoSensors Common Stock had been granted to its officers, employees, consultants and directors.

During the quarter ended August 31, 2008, the Company did not grant any options and 1,050,000 were returned to the 2006 Incentive Plan. Options granted for the nine-month period ended August 31, 2008, were as follows:

Name	Total Amount	Vested as of August 31, 2008	Unvested as of August 31, 2008
COO & Interim CFO	1,612,903	1,612,903	—
Interim CEO	7,782,258	7,782,258	—
Former Director	2,083,333	2,083,333	—
Non Employee Director	2,000,000	—	2,000,000
Totals	13,478,494	11,478,494	2,000,000

Stock-based compensation expense related to employee and non-employee restricted stock awards, stock options and warrants recognized in the operating results for the period from July 5, 2007 (inception), through August 31, 2008, and for the nine and three months ended August 31, 2008, is summarized as follows:

Stock based compensation expense	Inception through August 31, 2008	Nine Months Ended August 31, 2008	Three Months Ended August 31, 2008
Employee – general & administrative	$88,084	$88,084	$1,875
Non-employee – general & administrative	$270	$270	$—
Total stock based compensation expense	$88,354	$88,354	$1,875

As of August 31, 2008, there was $3,333 of total unrecognized compensation cost related to unvested stock options and warrants.  That cost is expected to be recognized over a weighted average period of 7.83 years.

The fair value of options and warrants at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of NanoSensors Common Stock and other contributing factors. The expected term is the contractual term of the options and warrants.

The assumptions made in calculating the fair values of employee and non-employee options and warrants are as follows:

	Inception through August 31, 2008	Nine Months Ended August 31, 2008	Three Months Ended August 31, 2008
Expected volatility	0.65% - 158%	0.65% - 158%	0.65%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.79% - 3.88%	1.79% - 3.88%	2.60% - 2.91%
Expected term (in years)	2 – 6	2 - 6	6

During the quarter ended February 29, 2008, the Company issued warrants to purchase 349,589,046 shares of NanoSensors Common Stock to the former Cuchulainn stockholders in connection with the Merger (see Note 1 - Organization), and options to purchase 12,528,494 shares of NanoSensors Common Stock to directors, officers and employees, and during the quarter ended August 31, 2008, 1,050,000 options were returned to the plan. During the quarter ended August 31, 2008, the Company did not issue any options or warrants. The warrants issued to the former Cuchulainn stockholders are not exercisable until the Company amends the Articles so as to increase the number of authorized shares of NanoSensors Common Stock or effectuate a reverse stock split. In total, for the nine months ended August 31, 2008, the Company issued warrants and options to purchase 364,117,540 shares of NanoSensors Common Stock.

The following table represents all the Company’s stock options and warrants granted, exercised, and forfeited during the nine months ended August 31, 2008.

Stock Options & Warrants	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 1, 2007	312,293,008	$0.01	3.46 years
Granted	364,117,540	$0.009	4.60 years
Cancelled	—	$0.00
Exercised	—	$0.00
Forfeited/expired	(3,050,000)	$0.0059
Outstanding at August 31, 2008	673,360,548	$0.02	4.08 years	$0

Exercisable at August 31, 2008	322,188,167	$0.03	3.68 years	$0

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

EITF 00-19 also requires that the Company revalue the warrants as derivative instruments periodically in order to compute the value in connection with changes in the underlying stock price and other assumptions, with the change in value recorded as interest expense or interest income. Upon the earlier of the warrant exercise date or its expiration date, the warrant liability will be reclassified into stockholders’ equity. Until that time, the warrant liability will be recorded at fair value based on the methodology described above. Changes in the fair value during each period will be recorded as other income or other expense. As of August 31, 2008, the investor warrants to purchase 172,950,000 shares of NanoSensors Common Stock and the agent warrants to purchase 69,180,000 shares of NanoSensors Common Stock were revalued and the change in the fair value of these warrants from their value as of November 30, 2008 of $553,440 to $0 (valued as of August 31, 2008) created Other Income of $553,440.

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

License Agreement with WG Group, Inc. ("WG")

WG Group, Inc. (“WG”) was formerly named “Plus 44 Holdings, Inc.” As a result of the Merger, the Company acquired the software license and services agreement between Cuchulainn and WG. The license agreement that WG granted to Cuchulainn grants it the right to use and develop Internet games, products and services on a non-exclusive, worldwide basis. Pursuant to this license agreement, the Company will pay WG royalties based upon a percentage of the adjusted gross sales derived from the Service. In addition, the Company will be obligated to pay WG a monthly minimum payment once the Company starts operating the Service. Prior to the Merger, Cuchulainn and WG entered into an amendment to the license agreement. Pursuant to this amendment, WG agreed to take reasonable efforts to cause the “Go-Live Date,” as that term is defined in the license agreement, to occur during the second calendar quarter of 2008, and Cuchulainn paid an additional fee of $150,000 to WG representing its fees and costs of such efforts. Subseuqent to the balance sheet date, the Company terminated the software license and services agreement between Cuchulainn and WG, because WG failed to perform under the provisions of the agreement.

A number of former stockholders of Cuchulainn who are now stockholders of the Company are also significant stockholders of WG.

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

Panalaw and Mr. Barry Miller

In 2007, Panalaw, Inc. (“Panalaw”), a corporation in which Mr. Miller is the sole stockholder, rendered approximately $30,000 in legal services to Cuchulainn prior to the Merger. In 2008, prior to the arrangement for the payment of a monthly fee described in the next paragraph, Panalaw rendered $57,000 in legal services to the Company and Cuchulainn. Approximately $60,000 in cash was paid to Panalaw with respect to the foregoing legal services, leaving a balance of approximately $51,925 due to Panalaw. Subsequent to the balance sheet date, the Company issued 17,950,000 shares of common stock to Panalaw with a value of $26,925 on the date of issuance (market price of $0.0015 on date of issuance), which leaves a balance of $25,000. These shares are restricted securities, as defined in Rule 144 promulgated under the Exchange Act.

Commencing as of April 1, 2008, Panalaw has received a monthly fee of $10,000 in connection with legal and other services rendered to the Company. One-half of this fee ($25,000) has been paid in cash and the balance of $25,000 will be paid in shares of NanoSensors Common Stock once a formalized written agreement respecting these services is completed.

8. COMMITMENTS AND CONTINGENCIES:

The following table lists the future payments required on the Company’s employment agreement commitments at August 31, 2008:

Fiscal Year Ended November 30

Obligations	2008	2009
Employment Agreements	$30,000	$90,000
Totals	$30,000	$90,000

9. SIGNIFICANT EVENTS:

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

(i)
to effect a reverse stock split of all issued and outstanding shares of the NanoSensors Common Stock on the basis of 1 new share for each 100 outstanding shares (the “Reverse Split”), such that each 100 shares of outstanding NanoSensors Common Stock would be reduced to 1 share of NanoSensors Common Stock and to file an amendment to the Company ’s Articles necessary to effect the Reverse Split;

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

The SEC has informed the Company that it is required to make certain disclosures and to provide certain financial information respecting the merger with TGNAG (see “Acquisition of The Gaming Network A.G. and Bridge Loan,” above. The Company’s due diligence with respect to TGNAG has not advanced to the point where it is able to do so. Accordingly, the Company has determined that it will not pursue the consummation of the Actions at this time.

10. SUBSEQUENT EVENTS:

Resignations of Directors

On September 4, and October 14, 2008, respectively, Messrs. Thomas Hendren and William Levy, both of whom were non-executive directors who joined the Company’s board on May 1, 2008, resigned from the Company’s board of directors.

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

From December 1, 2007, through August 31, 2008, the Company did not generate any revenue from operations. As the Company does not expect to generate meaningful revenues or profits until the consummation of the merger with TGNAG, if it occurs, or over the next fiscal year if the merger does not occur, management of cash flow is extremely important.

Termination of Business

The Company will terminate its business. See Note 1 – Organization.

Acquisition of The Gaming Network A.G. and Bridge Loan

For a discussion of this matter, see “Acquisition of The Gaming Network A.G. and Bridge Loan,” in Note 1 to the Financial Statements.

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

Deferred Tax Assets and Tax Liabilities

The Company’s deferred tax assets are primarily a result of deductible temporary differences and net operating loss carry-forwards which are available to reduce taxable income in future periods. A considerable amount of judgment is required in estimating the amount of deferred tax assets to recognize in the financial statements. In determining whether or not a valuation allowance is required, the Company must consider, among other things, historical results for both book and tax purposes and expectations of future book and taxable income.

The Company is directly responsible for federal, state and local tax audit issues. While it is often difficult to predict the final outcome or the timing of the resolution of tax issues, the Company establishes tax reserves based on estimates of additional taxes and interest due with respect to certain positions that may not be sustained upon review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, including the results of tax audits and changes in tax law. The Company has not recorded any tax reserves as of August 31, 2008.

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

Results of Operations for the Three Months Ended August 31, 2008

For the three-month period ended August 31, 2008, the Company did not have sales, as it is still in the development stage.

General and administrative expenses for the period totaled $157,784. These expenses consisted primarily of salaries paid to officers, employees and consultants, along with rent and professional fees as a result of being a public reporting company

Depreciation and amortization expense for the period totaled $417.

For this period, other income was $0, interest expense was $2,120 and interest income was $0.

Net loss for the period was $160,321.

Results of Operations for the Nine Months Ended August 31, 2008

For the nine-month period ended August 31, 2008, the Company did not have sales, as it is still in the development stage.

General and administrative expenses for the period totaled $693,955. These expenses consisted primarily of fees paid to modify the technology that were licensed from WG, salaries paid to officers, employees and consultants, along with rent and professional fees as a result of the transaction with Cuchulainn and being a public reporting company

Depreciation and amortization expense for the period totaled $1,111.

For the period, other income was $553,440, interest expense was $2,329 and interest income was $3,343. Other income is related to the change in the fair value of warrant liability which is a non-cash item for the warrants that were issued to investors and placement agents in the Company’s 2006 private placement. (See Note 5 – Warrant Derivative Liability to the Financial Statements.)

Net loss for the period was $140,612. Excluding the amount of the change in fair value of warrant liabilities during the period, the Company would have incurred a net loss of $694,052.

Liquidity and Capital Resources at August 31, 2008

To date, the Company has relied on financing from investors and companies that it is in the process of acquiring to support its operations. As of August 31, 2008, it had unrestricted cash on hand of $22,973, as compared with $564,996 at November 30, 2007. The Company’s cash on hand was received under bridge loans of $200,000 from TGNAG on May 12, 2008 and July 22, 2008. (See Note 1 – Organization to Financial Statements.)

The Company had a working capital deficit of $688,791 at August 31, 2008 and working capital of $538,612 at November 30, 2007. The Company has funded its business throughout the development stage primarily through equity investments from accredited investors.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the periods presented:

Nine months ended August 31, 2008

Operating activities	$(753,644)

Investing activities	6,567

Financing activities	200,000

Net effect on cash	$(542,023)

Nine Months Ended August 31, 2008

Net cash used in operating activities was $748,590 for the nine-month period ended August 31, 2008, primarily attributable to professional service and software development fees of $246,930 and $150,873, respectively, and the net income adjusted for non-cash items (stock based compensation expense of $88,354 and fair value of warrant liability income of $553,440, and an increase in accounts payable and accrued expenses of $129,120 as a result of the reverse merger with Cuchulainn.

Net cash received from investing activities of $6,567 was due to cash acquired in the reverse merger.

Net cash provided by financing activities was $200,000, which were the proceeds of the bridge loans provided by TGNAG on May 12, 2008 and July 22, 2008. (See Note 1 - Organization to the Financial Statements.)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During the nine-month period ended August 31, 2008, the Company had net loss of $140,612. Excluding the amount of the change in fair value of warrant liabilities during the nine month period ended August 31, 2008, net loss was $694,052. The Auditor’s Report in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007, states that due to a history of operating losses, as the Company has not yet commenced commercial operations and based on its needs for additional funds in Fiscal 2008 for its planned activities and to service debt, there is a substantial doubt about its ability to continue as a going concern. See Note 2 of Notes to 2007 Financial Statements.

Plan of Operation

Management believes that the Company cannot meet its working capital requirements with the cash on hand as of October 15, 2008 without any additional funding. On May 9, 2008, the Company signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding shares of The Gaming Network, A.G. (“TGNAG”), a privately owned Panamanian corporation through a merger and signed a Senior Promissory Note, pursuant to which TGNAG advanced $100,000. See “Acquisition of The Gaming Network A.G. and Bridge Loan.” Subsequent to the balance sheet date, TGNAG has advised the Company in writing that it does not intend to proceed with the merger. Furthermore, the Company terminated the software license and services agreement that provided it the right to operate an online console game wagering service. See Note 7 – Related Party Transactions. At this time, the Company does not have sufficient cash on hand to meet its expenses and liabilities.

Accordingly, the Board of Directors of the Company has determined that it will cease its operations and terminate its business. The Company intends to file a Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 on Form 15 terminating the registration of its shares of Common Stock under the Securities Exchange Act of 1934. Such termination will be effective upon the filing of Form 15, its shares of Common Stock will be delisted on all national securities exchanges and NanoSensors will cease to be a public company.

After the filing of the Form 15, the Company intends to attempt to obtain the consent of the holders of a majority of the voting power of the Company to its dissolution and if it is successful, to dissolve the Company.

As of the balance sheet date, there were no significant commitments for capital expenditures. In view of the Company’s early stage of development, there is no assurance that it will perform in accordance with its plan of operation, that it will continue as a going concern or that it will ultimately achieve profitable operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of August 31, 2008.

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

Internal Controls

There has not been any change in internal control over financial reporting during the nine months ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. As a development stage company with a limited number of employees, the Company will continue to implement additional measures in response to specific accounting and reporting weaknesses, including further personnel and organizational changes to improve supervision and increased training for finance and accounting personnel.

It is not expected that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has been served with a summons and complaint in an action styled “Codefab, Inc. v. Plus 44 Holdings, Inc. (“Plus 44”) et al., instituted in the Supreme Court of the State of New York for the County of New York. The complaint alleges, on various legal theories, that the Company and the other defendants, including its subsidiary, Cuchulainn Acquisition Inc. (“Acquisition”), are jointly and severally liable to Codefab for a balance of $240,000 alleged to be due and unpaid on a Development Contract for software with respect to which neither the Company nor Cuchulainn is a party or a guarantor. The Company believes that the software in question may comprise all or a portion of the software that was licensed to Cuchulainn Holdings, Inc. (“Holdings”) by Plus 44 under a Software License and Services Agreement, dated as of November 3, 2007, as amended on January 14, 2008. After the date of the amendment, Acquisition acquired Holdings in a merger (See Note 1 - Merger, above) and Plus 44 changed its name to WG Group, Inc. Based upon the advice of its counsel, the Company believes that the complaint is factually baseless and legally without merit insofar as it relates to the Company and Acquisition. The Company has until November 30, 2008, to answer the complaint or to file a motion for its dismissal or other relief.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Preliminary Information Statement

See Note 9 - Significant Event to the Financial Statements

ITEM 5. OTHER INFORMATION.

Termination of Business:

On May 9, 2008, NanoSensors signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding shares of The Gaming Network, A.G. (“TGNAG”), a privately owned Panamanian corporation through a merger and signed a Senior Promissory Note, pursuant to which TGNAG advanced $100,000. See “Acquisition of The Gaming Network A.G. and Bridge Loan.” TGNAG has advised NanoSensors in writing that it does not intend to proceed with the merger. See Note 1 – Acquisition of The Gaming Network A.G. and Bridge Loan. Furthermore, the Company terminated the software license and services agreement that provided it the right to operate an online-based video console game wagering service. See Note 1 – Merger and Note 7 – Related Party Transactions At this time, NanoSensors does not have sufficient cash on hand to meet its expenses and liabilities.

Accordingly, the Board of Directors of NanoSensors has determined that NanoSensors will cease its operations and terminate its business. The Company intends to file a Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 on Form 15 terminating the registration of its shares of Common Stock under the Securities Exchange Act of 1934. Such termination will be effective upon the filing of Form 15, its shares of Common Stock will be delisted on all national securities exchanges and NanoSensors will cease to be a public company.

After the filing of the Form 15, the Company intends to attempt to obtain the consent of the holders of a majority of the voting power of the Company to its dissolution and if it is successful, to dissolve the Company.

Resignations of Directors

See Note 10 – Subsequent Events to the Financial Statements.

Issuance of 17,950,000 shares of restricted common stock to Panalaw, Inc.

See Note 7 – Related Party Transactions to the Financial Statements (Panalaw and Mr. Barry Miller).

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

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2008.

NANOSENSORS, INC.

/s/ Robert Baron
Robert Baron
Interim Chief Executive Officer

/s/ Joshua Moser
Joshua Moser
Interim Chief Financial Officer