Form 10-Q
period 2021-09-30
GZ6G Technologies Corp.
filed 2021-11-15
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-256224

(Commission File Number)

GZ6G Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-0452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8925 West Post Road, Suite 102 Las Vegas, NV	89148
(Address of principal executive offices)	(Zip Code)

(949) 872-1965

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 15, 2021, there were 24,844,639 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GZ6G TECHNOLOGIES CORP.

 TABLE OF CONTENTS FOR UNAUDITED CONDENSED CONSOLIDATED

 FINANCIAL STATEMENTS

September 30, 2021 and 2020

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets
Cash	$118,291	$180,544
Accounts receivable, net	2,000	2,000
Prepaid expenses	6,760	11,267
Subscription receivable	-	150,000
Other current assets	15,949	5,513
Total current assets	143,000	349,324

Property and equipment, net	160,361	8,602
Right to use assets	123,818	-
TOTAL ASSETS	$427,179	$357,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$281,763	$234,773
Related party payables	149,477	110
Deferred revenue	155,000	287,000
Debt, current portion	49,218	3,768
Debt, related party	1,065,725	1,217,579
Convertible notes, net of debt discount	5,326,017	52,740
Current portion, lease liability	105,523	-
Total current liabilities	7,132,723	1,795,970

Lease liability, net of current portion	18,815	-
Long term debt, net of current portion	44,000	89,450
Total liabilities	7,195,538	1,885,420

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 issued and outstanding	-	-
Common stock, $0.001 par, 500,000,000 shares authorized, 22,793,357 and 12,793,357 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22,793	12,793
Additional paid-in capital	5,038,167	5,180,816
Accumulated deficit	(11,235,555)	(6,060,923)
Total GZ6G Technologies Corp stockholders’ deficit	(6,154,595)	(847,314)
Non-controlling interest	(613,764)	(680,180)
Total stockholders’ deficit	(6,768,359)	(1,527,494)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$427,179	$357,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET REVENUES	$132,000	$41	$132,000	$8,833

OPERATING EXPENSES
Cost of revenue	32,722	-	32,722	69,198
Research and development expenses	2,600	2,600	7,800	7,800
Depreciation	17,752	487	19,941	1,461
General and administrative	293,318	34,234	545,330	131,177
General and administrative, related parties	90,000	60,000	240,000	180,000
Professional fees	18,759	10,626	74,015	30,125
Total operating expenses	455,151	107,947	919,808	419,761

(Loss) from operations	(323,151)	(107,906)	(787,808)	(410,928)

Other income (expense)
Interest expense	(2,522,952)	(750,913)	(4,453,057)	(811,635)
Loss on extinguishment of debt	-	(271,448)	-	(271,448)
Change in fair value of derivative liability	-	54,084	-	(28,845)
Total other income (expense)	(2,522,952)	(968,277)	(4,453,057)	(1,111,928)

Net income (loss)	$(2,846,103)	$(1,076,183)	$(5,240,865)	$(1,522,856)
Less: net income (loss) attributable to Non-controlling interest	13,841	(33,730)	(66,233)	(132,435)
Net income (loss) attributable to GZ6G Technologies Corp.	$(2,859,944)	$(1,042,453)	$(5,174,632)	$(1,390,421)

Basic and diluted net loss per common share	$(0.13)	$(0.22)	$(0.27)	$(0.29)
Weighted average shares, basic and diluted	22,793,357	4,799,111	19,203,614	4,799,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock			Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance December 31, 2020	5,000,000		$20,000	1	$-	12,793,357	$12,793	$5,180,816	$(6,060,923)	$(680,180)	$(1,527,494)
Net income (loss)		-	-	-		-	-	-	(436,026)	(42,019)	(478,045)
Balance, March 31, 2021	5,000,000		20,000	1	-	12,793,357	12,793	5,180,816	(6,496,949)	(722,199)	(2,005,539)
Shares issued to acquire additional interest in subsidiary	-		-	-	-	10,000,000	10,000	(142,649)	-	132,649	-
Net income (loss)	-		-	-	-	-	-	-	(1,878,662)	(38,055)	(1,916,717)
Balance, June 30, 2021	5,000,000		20,000	1	-	22,793,357	22,793	5,038,167	(8,375,611)	(627,605)	(3,922,256)
Net income (loss)	-		-	-	-	-	-	-	(2,859,944)	13,841	(2,846,103)
Balance, September 30, 2021	5,000,000		$20,000	1	$-	22,793,357	$22,793	$5,038,167	$(11,235,555)	$(613,764)	$(6,768,359)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	5,000,000	$20,000	1	$-	4,799,111	$4,799	$273,656	$(1,310,979)	$(505,284)	$(1,517,808)
Derivative liability reclassified upon debt paid	-	-	-		-	-	10,584	-	-	10,584
Net income (loss)	-	-	-		-	-	-	(230,630)	(67,146)	(297,776)
Balance, March 31, 2020	5,000,000	20,000	1	-	4,799,111	4,799	284,240	(1,541,609)	(572,430)	(1,805,000)
Net income (loss)	-	-	-	-	-	-	-	(117,338)	(31,559)	(148,897)
Balance, June 30, 2020	5,000,000	$20,000	1	$-	4,799,111	$4,799	$284,240	$(1,658,947)	$(603,989)	$(1,953,897)
Net income (loss)	-	-	-	-	-	-	-	(1,042,453)	(33,730)	(1,076,183)
Balance, September 30, 2020	5,000,000	$20,000	1	$-	4,799,111	$4,799	$284,240	$(2,701,400)	$(637,719)	$(3,030,080)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,240,865)	$(1,522,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance cost	4,373,277	804,004
Fair value adjustments to derivative liability	-	28,845
Loss upon extinguish of debt	-	271,448
Amortization of right of use assets	520	-
Fixed assets reclassify to advertising expense	4,990	-
Depreciation	19,941	1,461
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	4,507	7,800
(Increase) decrease in other current assets	(10,436)	7,398
Increase in accounts payable	46,990	57,621
Increase in related party payables	149,367	153,324
Increase (decrease) in customer deposits	(132,000)	65,000
Net cash provided by (used in) operating activities	(783,709)	(125,955)

Cash Flows from Investing Activities:
Purchase of equipment	(176,690)	-
Net cash used in investing activities	(176,690)	-

Cash flows from financing activities:
Proceeds from debt, related party	-	17,882
(Repayment) of debt, related party	(151,854)	-
Proceeds from debt	-	89,450
Proceeds from convertible notes	900,000	-
Proceeds from subscription receivable	150,000	-
Repayment of convertible notes	-	(8,607)
Net cash provided by financing activities	898,146	98,725

Net increase (decrease) in cash	(62,253)	(27,230)
Cash-beginning of period	180,544	30,359
Cash-end of period	$118,291	$3,129

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$1,393
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-settled debt liability	$9,710,674	$1,204,000
Initial measurement of right to use assets and lease liability	$157,462	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

GZ6G Technologies Corp. (formerly Green Zebra International Corp.)  (the “Company” or “GZ6G”) is a complete enterprise smart solutions provider for large venues and cities. Focused on acquiring smart city solutions, developing innovative products, and overseeing smart cities and smart venues, GZ6G also assists in modernizing clients with innovative wireless IoT technology for the emerging 5G and Wi-Fi 6 marketplaces. Target markets include stadiums, airports, universities, and smart city projects. The Company is organized under the laws of the State of Nevada and has offices in California and Nevada.

In November 2018, the Company changed its name from NanoSensors, Inc. to Green Zebra International Corp. following a merger with Green Zebra Media Corp., a Delaware corporation, under common control.

The Board of Directors approved a name change and a reverse stock split of the Company’s issued and outstanding common shares at a ratio of 200 to 1 on December 18, 2019. The accompanying financial statements, and all share and per share information contained herein has been retroactively restated to reflect the reverse stock split. On December 20, 2019, the Company changed its name from Green Zebra International Corp. to GZ6G Technologies Corp.

On August 6, 2021 Mr. William Ray Procniak and Mr. Brian Scott Hale were appointed to the Company’s board of directors and concurrently the Company formed an audit committee, which each of Mr. Hale and Mr. Procniak joined, serving as independent board members.  Concurrently the Company completed an application for an uplist to the OTCQB and submitted the required disclosure through OTCMarkets. The Company was approved for trading on the OTCQB Venture Market on October 25, 2021.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company had a working capital deficit of $6,989,723 with approximately $118,000 of cash on hand and an accumulated deficit of $11,235,555. In December 2020, the Company signed a convertible promissory note with a third party to provide an aggregate amount of $450,000 in $25,000 increments weekly, which was sufficient to meet operational needs and has been funded in full. During the nine months ended September 30, 2021, this note was amended to include an additional $1,000,000 in funding, payable over 90 business days commencing April 16, 2021, of which an amount of $600,000 has been received against the $1,000,000 funding as of November 15, 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2021 to meet its upgraded infrastructure requirements and has filed a registration statement on Form S-1 to facilitate this requirement, which was deemed effective on September 24, 2021. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Covid-19 Pandemic (continued)

Covid-19 Pandemic: The recent COVID-19 pandemic could have a continuing adverse impact on our existing sponsorship and revenue agreements.  To date, the implementation of services under certain of these agreements have experienced delays as a result of the pandemic. COVID-19 has caused significant disruptions to the global financial markets, which may also impact our ability to raise additional capital. During March 2020, we gave notice of furlough to our administrative support employees in an effort to conserve resources as we evaluated our business development efforts during that period.  In April 2020, the Company received a grant of $6,000 and in May 2020 we received a PPP loan and an SBA loan in the approximate cumulative amount of $90,000 for operations. With the recently negotiated financing the Company is currently reopening offices and has commenced the hiring of additional staff as well as the upgrading of infrastructure requirements to meet anticipated customer needs.    While recent progress in the battle against COVID leads us to believe that the worst of the effects of the pandemic are past, we cannot say with certainty that the situation will not change.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and still subject to change. While significant uncertainty remains, despite the fact that  the Company has been able to source financing, it remains that the COVID-19 outbreak may have a negative impact on continuing funding and its ability to work through its collaborative development efforts with industry partners, and in acquiring venues due to the continuing impact of COVID 19.To mitigate impact the Company is currently focusing its efforts on contracts in the wireless and cellular telecommunications segment, as well as the infrastructure components of its existing contracts to allow for continuity and forward momentum.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the statements pursuant to such rules and regulations and accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements.

Consolidation

These condensed consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’) as of September 30, 2021. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. The core principle of this standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Further under ASC 606, the Company recognizes revenue from licensing agreements and service-based contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

We earn revenue from both digital marketing and the sale of WiFi and communication solutions to customers around the world.  Revenue is earned from sales of our WiFi media platform and our WiFi monetization hardware (GZ Media hub) embedded with GZ software to create monetization and communication solutions for our customers. Our sales can consist of any one or a combination of items required by our customer including hardware, technology platforms and related support. We also enter into licensing contracts which provide for revenue based on licensing fees and revenue sharing with our licensees.

As we expand, we expect a large portion of our revenue from our digital communication solutions to be derived from service-based contracts where we expect to recognize a significant portion of our contracts over time, as there is a continuous delivery of services to the customer over the contractual period of performance.  These contracts may or may not include fixed payments for services over time and/or commission-based fees.

Direct costs are expected to include materials, labor and overhead to be charged to work-in-progress (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, are expected to include expenses such as general and administrative charges, and other costs will be charged to expense as incurred and will not be included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are expected to be reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident.  If we do not accurately estimate the total sales, related costs and progress towards completion on our long-term contracts, the estimated gross margins may be significantly impacted, or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

In addition, certain of our contracts will include termination for convenience or non-performance clauses that provide the customer with the right to terminate the contract. Such terminations could impact the assumptions regarding total contract revenues and expenses utilized in recognizing profit under those contracts where we apply the percentage-of-completion method of accounting. Changes to these assumptions could materially impact our results of operations and financial condition. As we fully implement our business model, our inability to perform on our long-term contracts could materially impact our results of operations and financial condition.

Research and Development Costs

We charge research and development costs to operations as incurred in accordance with ASC 730-Research and Development, except in those cases in which such costs are reimbursable under customer funded contracts. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods. During each of the nine months ended September 30, 2021 and 2020 we expended $7,800 on research and development costs.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, non-employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date in accordance with ASC 718 – Compensation-Stock Compensation. Stock-based compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.

Debt Issue Costs

The Company may pay debt issue costs in connection with raising funds through the issuance of debt whether convertible or not or with other consideration. These costs are recorded as debt discounts and are amortized over the life of the debt to the statement of operations as interest expense.

Original Issue Discount

If debt is issued with an original issue discount, the original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized over the life of the debt to the statement of operations as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of September 30, 2021, and December 31, 2020, the Company had recorded within Convertible Notes, net of discount, the amount of $9,874,778 and $164,104 for the value of the stock settled debt for certain convertible notes (see Note 6).

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Topic 842 Leases. ASU 2016-02 requires that most leases be recognized on the financial statements, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires using the modified retrospective transition method and the application of ASU 2016-02 either at (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) the beginning of the period of adoption. The Company has elected to apply the standard at the beginning period of adoption, December 31, 2019 which resulted in no cumulative adjustment to retained earnings. On July 30, 2018, the FASB issued ASU 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU 2016-02 (codified as ASC 842). Specifically, under the amendments in ASU 2018-11: (i) Entities may elect not to recast the comparative periods presented when transitioning to ASC 842 (Issue 1), and (ii) Lessors may elect not to separate lease and non-lease components when certain conditions are met (Issue 2).  The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

Income Taxes

The Company has adopted ASC Topic 740 – Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon convertible notes, classes of shares with conversion features. The computation of basic loss per share for the nine months ended September 30, 2021 and 2020 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share (continued)

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	September 30, 2021,	September 30, 2020
Convertible Notes	4,871,812	1,283,184
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	54,871,812	51,283,184

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Office equipment	$116,600	$23,618
Leaseholder improvement	33,038	-
Software	45,680	-
Less: accumulated depreciation and amortization	(34,957)	(15,016)
Total property and equipment, net	$160,361	$8,602

Depreciation expense amounted to $17,752 and $487 for the three months ended September 30, 2021 and 2020, respectively.

Depreciation expense amounted to $19,941 and $1,461 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company reclassified certain assets in the amount of $4,990 into advertising expense.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 4: PREPAID EXPENSES

Prepaid expenses at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Reseller agreement	$3,467	$11,267
Other expenses	3,293	-
	$6,760	$11,267

On January 31, 2017, GZMC entered into a white label reseller agreement with Purple Wifi Limited, a company based in the UK that provides a hosted software solution as a Wifi hotspot platform for use on a company’s Wifi hardware and also provides customer analytics services and marketing opportunities along with ancillary support services. The reseller agreement had an initial term of three years, and was subsequently amended to reflect a five (5) year term. Under the terms of the agreement GZMC was required to pay a fee of $52,000 of which a total of $6,450 was unpaid and is included in accounts payable as of September 30, 2021 and December 31, 2020. The total amount expended under the reseller agreement has been recorded as prepaid expenses on the Company’s Balance Sheets and is amortized over the term of the agreement on a five-year straight-line basis as part of general and administrative expense.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Security deposits	$14,691	$4,255
Other deposits and receivables	1,258	1,258
	$15,949	$5,513

NOTE 6: DEBT

SBA

On May 19, 2020, the Company received a long-term loan from U.S. Small Business Administration (SBA) in the amount of $44,000, upon the following conditions:

Payment: Installment payments, including principal and interest, of $215 monthly, will begin twenty-four (24) months from the date of the promissory note. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory note.

Interest: Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance.

Payment terms: Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal; each payment will be made when due even if at that time the full amount of the loan has not yet been advanced or the authorized amount of the Loan has been reduced.

As at September 30, 2021, the Company had accrued interest payable of $2,256 in respect of this loan. (December 31, 2020 - $1,022).

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 6: DEBT (Continued)

PPP funds

The Paycheck Protection Program (“PPP”) is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses.

The loan may be forgiven in full if the funds are used for payroll costs, interest on mortgages, rent, and utilities (with at least 60% of the forgiven amount having been required to be used  for payroll). Additional terms include:

●	An interest rate of 1% per annum;
●	Loans issued prior to June 5, 2020 have a maturity of 2 years, with loans issued thereafter having a maturity of 5 years;
●	Loan payments are deferred for six months;
●	No collateral or personal guarantees are required; and,
●	Neither the government nor lenders will charge small businesses any fees.

On May 14, 2020, the Company received PPP proceeds of $45,450.

As of September 30, 2021, the Company had accrued total interest payable of $625 in respect of this loan ($288 – December 31, 2020).  The Company has not commenced repayments under this PPP loan and is currently in the process of applying for forgiveness of the loan in full. While the Company is applying for forgiveness of the loan in full the Company has estimated minimum forgiveness of 60% of the gross PPP proceeds and has included the remaining portion as “Current portion of long-term debt” in the current period.

A schedule of the total long-term debt is below:

	September 30, 2021	December 31, 2020

SBA Loan	$44,000	$44,000
PPP Loan	45,450	45,450
Total	89,450	89,450
Current portion	(45,450)	-
Debt, long term	$44,000	$89,450

Interest accrued, reflected as accounts payable	$2,880	$1,310

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 6: DEBT (Continued)

Loan Treaty Agreement

On December 21, 2020, the Company entered into a Loan Treaty Agreement with a third party (“Treaty Agreement”) whereby the lender agreed to provide a loan in the amount of up to $450,000 to the Company in $25,000 tranches, deposited weekly, memorialized by promissory notes in increments of $100,000. Each amount deposited has a term of 12 months for repayment and shall bear an interest rate of 8% per annum. In addition, at the option of the Lender, each $25,000 loaned to the Company may be converted into common shares at a 25% discount to the market price at the close of business on November 23, 2020 ($0.26 x 75% = $0.195); or $0.195 per share. Each $25,000 may be converted at the one-year anniversary of the date of the weekly deposit, unless the Company becomes a fully reporting company, at which time the holder may convert such debt to common shares in six months, or if the underlying shares are registered, conversion may occur upon Notice of Effect from the Securities and Exchange Commission. On April 1, 2021, the Company entered into an amendment to a Loan Treaty Agreement originally executed on December 21, 2020.  On April 1, 2021, the Company entered into an amendment to the Treaty Agreement. Under the terms of the amendment the lender has agreed to fund an additional $1 million dollars over 90 business days in equal weekly tranches of $55,556. Each tranche may be converted under the same terms as the original loan treaty, or $0.195 per share, commencing the one-year anniversary of the date of the weekly deposit, unless the Company becomes a fully reporting company, at which time the holder may convert such debt to common shares in six months, or if the underlying shares are registered, conversion may occur upon Notice of Effect from the Securities and Exchange Commission. On April 21, 2021, the Company entered into a further amendment agreement whereby the payment schedule as amended is as follows:  April 23, 2021 - $250,000; June 4, 2021 - $250,000; July 16, 2021 - $250,000; and August 27, 2021 - $250,000.

During the fiscal year ended December 31, 2020, the Company received weekly tranche deposits for an aggregate of $50,000. The Company recorded $164,104 as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

During the nine months ended September 30, 2021, the Company received weekly tranche deposits for an aggregate of $900,000. The Company recorded $9,710,674 as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

The carrying value of tranches is as follows:

	September 30, 2021	December 31, 2020
Principal issued	$950,000	$50,000
Stock-settled liability	9,874,778	164,104
Deferred finance Costs	10,824,778	214,104
Unamortized debt discount	(5,498,761)	(161,364)
Debt carrying value	$5,326,017	$52,740

The interest expenses of traches are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest expense on notes	$19,157	$-	$35,551	$-
Amortization of debt discount	2,488,984	-	4,373,277	-
Total:	$2,508,141	$-	$4,408,828	$-

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 6: DEBT (Continued)

Loan Treaty Agreement (continued)

The accrued interest payable is as follows:

Balance, December 31, 2020	$66
Interest expense on the convertible notes	35,551
Balance, September 30, 2021	$35,617

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of September 30, 2021 and December 31, 2020, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default at the year ended December 31, 2020 and remains in default.

NOTE 7:  CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES

The Company generates revenue from contracts which, among other services, provide wireless and digital promotion rights for certain events including WiFi media network advertising rights, and the development of smart venue wireless networks and software engagement technology products for airports, stadiums, campuses, cities and other venues in the United States and International markets. In general, our contracts require several months of implementation which is charged at a fixed rate, followed by monthly maintenance and management services, ad hoc fixed rate services, and a share in advertising revenue, when applicable.  As a result, the Company will accept deposits from customers, which deposits are applied as each stage of our implementation is complete or under the terms of the service contract.  Invoices issued to customers for the implementation phase of our contracts are due and payable when issued, however, as the associated scope of services have not yet been concluded, these invoices do not yet meet the revenue recognition criteria required to report these amounts as earned revenue (ref: Note 2 – Revenue Recognition).  As a result, deposits when received from customers are included as liabilities on our balance sheets.

The following table provides balances of customer receivables and contract liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (2), (a), (b), (c)	$155,000	$287,000

(1)	While the Company has outstanding customer invoices for a total of $1,395,000 and $1,460,000 (net of customer deposits received of $155,000 and $287,000, respectively as at September 30, 2021 and December 31, 2020), these amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets.

Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract.  As of September 30, 2021 and December 31, 2020, we have recognized $132,000 in revenue from customer deposits on hand. The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 7:  CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES (Continued)

Performance Obligations

As of September 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with certain customer contracts that have been invoiced but remain unsatisfied (or partially satisfied) is approximately $1,550,000. While we had originally expected to recognize approximately 30% of this revenue through 2020, with the balance recognized thereafter, the impact of COVID-19 has had a significant impact on these contracts.  The Company is currently in negotiations to determine the best way to proceed with the delayed implementation of these contracts, or their termination.

(a)  We executed a license agreement for the country of Spain in fiscal 2016 and the Company received an initial deposit of $25,000 against the total licensing fee payable.   This amount has been recorded on the Company’s balance sheets as deferred income.   While the Company and the customer attempted to negotiate an amendment to the terms of the agreement in late fiscal 2019, the onset of COVID-19 resulted in further delays which are ongoing.  As a result, the Company is currently in negotiation for a formal termination of the agreement with this customer.

(b)  On July 11, 2019, GZMC entered into an Airport WiFi Sponsorship Marketing Agreement with a third party whereunder GZMC will secure long-term, exclusive and non-exclusive smart venues for WiFi marketing, digital marketing and data analytics for various brand sponsors at various airports across the United States. There were several venues anticipated under the terms of the agreement with installations commencing on various schedules. GZMC generated invoices for $100,000 for each of 13 venues, whereby $65,000 per venue is due on receipt of the invoice and the remaining $35,000 is due sixty days thereafter. As at September 30, 2021 and December 31, 2020, the Company had received partial payments of $130,000 against the initial deposit required. Previously the Company expected revenue recognition under these contracts to commence in fiscal 2020, however, as a result of the impact of the COVID-19 pandemic, the project has been delayed indefinitely. Funds originally provided for the implementation of this project are anticipated to be applied as a deposit on a project yet to be identified or otherwise, repaid.

(c)  On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement. As the installation had not yet been fully performed under the purchase order as of December 31, 2020, $132,000 was reflected as Deferred Revenue on the balance sheet. During the three months ended September 30, 2021, the Company completed the terms of the purchase order and as a result $132,000 has been reflected as revenue as at September 30, 2021.

NOTE 8: RELATED PARTY TRANSACTIONS

Terrence Flowers

On December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers leaving a balance due of $110 at December 31, 2020. The Company did not make any further payments and the amount due to Mr. Flowers as at September 30, 2021 is $110.  The amount is reflected on the balance sheet in related party payables.

Coleman Smith and ELOC Holdings Corp.

On July 9, 2018, Mr. William Coleman Smith was appointed to the Board of Directors of the Company and as President, Secretary and Treasurer of the Company.  Subsequently, on July 10, 2018, the Company executed a consulting agreement with ELOC Holdings Corp. whereby ELOC will provide the services of Mr. Smith for a fee of $10,000 per month. ELOC Holdings Corp is a company controlled by Mr. Smith.

On April 29, 2014, our controlled subsidiary, GZMC, entered into a management and consulting agreement with Mr. Smith, the sole officer and director of GZMC whereunder GZMC was required to pay an annual salary of $120,000 to Mr. Smith.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 8: RELATED PARTY TRANSACTIONS (Continued)

Coleman Smith and ELOC Holdings Corp. (continued)

During the year ended December 31, 2020, Mr. Smith and ELOC Holdings Corp made short term loans with interest at 1.5% per month to the Company to pay various expenses.

As of December 31, 2020, Mr. Smith, ELOC Holdings Corp. and the Company agreed to retroactively allocate interest in the amount of 5% per annum to loans, advances, wages and management fees payable by each of GZMC and the Company from January 1, 2020 forward. The parties entered into a single consolidated promissory note for all amounts payable to each of ELOC and Smith, with a principal amount of $1,217,579 payable to ELOC.

The Company recorded associated interest expenses of $13,908 and $200 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded associated interest expenses of $42,282 and $427 for the nine months ended September 30, 2021, and 2020, respectively.

During the nine months ended September 30, 2021, the Company paid a total of $151,854 to ELOC to pay down the principal balance on the loan.

The following amounts were included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at September 30, 2021, Debt, related party.	$1,065,725

During the three months ended September 30, 2021, the Company accrued $30,000 in management fees due to ELOC and paid management fees to Coleman Smith of $60,000. During the nine months ended September 30, 2021, the Company accrued $90,000 in management fees to ELOC and paid management fees to Coleman Smith of $150,000.  Further, Mr. Smith received payments for expenses and invoiced the Company for expenses paid on behalf of the Company leaving a net amount due for expenses of $17,085.

The following amounts were included in related party payables on our Balance Sheets:

	September 30, 2021	December 31, 2020
Coleman Smith, President	$17,085	$-
Interest payable	42,282
ELOC Holdings Corp.	90,000	-
Terrence Flowers	110	110
	$149,477	$110

Securities Purchase Agreement – William Coleman Smith

On April 8, 2021, the Company and William Coleman Smith, officer and director entered into a securities purchase agreement whereunder Mr. Smith sold an additional 9% interest in GZMC to the Company for consideration of 10 million unregistered, restricted shares of common stock. On the conclusion of the transaction, the Company controlled 60% of GZMC.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 9: COMMITMENTS

(1)	On April 2, 2019, a vendor of the Company, the “Plaintiff” filed a complaint against the Company’s 60% controlled subsidiary, Green Zebra, in the Superior Court of California, Orange County for unpaid invoices related to services and products sold in fiscal 2017, including reasonable value in the amount of $61,899.62. The Court approved a default judgement on January 23, 2020 with respect to the aforementioned claim, including the following:

Damages	$61,890
Prejudgment interest at the annual rate of 10%	9,835
Attorney fees	1,200
Other costs	505
Total judgement value	$73,430

As of December 31, 2020 and March 31, 2021, the Company was unaware of the judgement.  In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. At September 30, 2021 a total of $57,158 remained outstanding. Subsequent to September 30, 2021 Company remitted a further $2,420 towards the outstanding balance. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

(2)	On August 10, 2019, the Company’s CEO, Mr. William Coleman Smith, entered into a lease agreement with IAC Apartment Development JV LLC to lease space at 861 Tularosa, Irvine, California for a one-year term at a rental rate of $3,455 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. Green Zebra will use the space for its operations. On April 1, 2020, the landlord and the Company agreed to a rental deferment agreement to defer the rental costs by 50% as a result of COVID-19. The monthly rent commencing April 1, 2020 was $1,727 plus utilities. The rental deferment ended on June 1, 2020. The original lease expired on August 9, 2020 and was renewed on expiry for another one-year term at a reduced rate of $3,350 per month. On August 16, 2021 the Company renewed a lease for a further one-year term at a rental rate of $3,620 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis

(3)	On September 14, 2020, GZMC entered into a WiFi Media Solution Agreement (the “Media Agreement”) with a city in Iowa in regard to a city owned location (“venue location”) whereby GZMC was granted rights to provide sponsorship advertising, performance marketing and professional services. Under the terms of the Media Agreement, GZMC must pay fees to the city commencing in 2021 at an annual rate of $94,000 per annum for a period of 5 years. The parties will review the initial payment due in 2021 based on the utilization of the venue location due to COVID-19 restrictions. GZMC is anticipating the start date for this project to occur before close of fiscal 2021 based on acquiring the various bonds and licenses as may be required and completion of the required services and equipment under the terms of the agreement.

(4)	On May 19, 2021, the Company signed an 18-month lease for office premises in California located at 1 Technology Drive, Bldg B, Irvine, CA 92618, Suite no. B123 occupying approximately 6,498 square feet of usable space. The terms of the lease provide for basic monthly rent in the first year of approximately $9,097 per month, and $9,487 for each of the remaining six months. In addition, the tenant is responsible for their share of operating expenses, utilities and services. As a result of the adoption ASU No. 2016-02 – Topic 842 Leases, the Company recognized a lease liability and right-to-use asset of approximately $157,462, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 6.75% on June 1, 2021. Total future payments are $156,992 and imputed interest is $7,741, leaving lease liabilities of $124,338 as at September 30, 2021.

(5)	On April 25, 2021, the Company entered into an Equity Purchase Agreement with World Amber Corp., whereby the Company agreed to sell to World Amber Corp up to 16,666,667 shares of the Company’s common stock for a maximum commitment amount of $5,000,000 at $0.30 per share. The Company has submitted a registration statement on Form S-1 to the Securities and Exchange Commission in order facilitate this funding agreement which was deemed effective on September 24, 2021.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 10: CAPITAL STOCK

The Company has authorized 500,000,000 common shares with a par value of $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.004 and 1 share of Series B Preferred Stock, par value $0.001.  The shares of Series A Preferred Stock are convertible into shares of Common Stock on the basis of 10 shares of Common Stock for every 1 share of Series A Preferred Stock and have voting rights of one vote for each share of Series A Preferred Stock held. The Series B Preferred Stock is not convertible but has voting rights granting the holder 51% of all votes (including common and preferred stock) entitled to vote at any meeting of the stockholders of the Company. Neither the Series A nor Series B Preferred Stockholders have any rights to dividends or proceeds of the assets of the Company upon any liquidation or winding up of the Company.

On April 8, 2021, the Company and William Coleman Smith, officer and director entered into a securities purchase agreement whereunder Mr. Smith sold an additional 9% interest in GZMC to the Company for consideration of 10 million unregistered, restricted shares of common stock. On the conclusion of the transaction, the Company controls 60% of GZMC. The transaction occurred between parties under common control and the value of the shares was recorded at par value or $0.001 per share, in addition as a result of the change in ownership percentage to account for the additional 9% interest the Company recorded a reduction to additional paid in capital of $142,649 as of the acquisition date.

As of September 30, 2021 and December 31, 2020, there were 22,793,357 and 12,793,357 shares of common stock issued and outstanding, respectively.

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

On September 30, 2021 and December 31, 2020, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

On September 30, 2021 and December 31, 2020, there is 1 share of Series B Preferred stock issued and outstanding.

NOTE 11: SUBSEQUENT EVENTS

On October 6, 2021, eSilkroad provided a further $100,000 against the Loan Treaty entered into with the Company.

On November 2, 2021, and November 3, 2021, the Company presented a Put to World Amber Corporation, pursuant to the Effective S-1 Registration Statement for $50,000 each Put.

On November 3, 2021, the Company entered into a Promissory Note with Mast Hill Fund, L.P., a Delaware limited partnership in which Mast Hill has agreed to lend the Company the principal amount of $560,000; the purchase price of $504,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is $1.00 per share.

Subsequent to September 30, 2021 the Company issued 2,051,282 shares of common stock to lender eSilkroad Network Ltd. in consideration for $400,000 in loans previously provided under ther terms of a convertible note agreement convertible at $0.195 per share.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended September 30, 2021 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2020, as filed with the SEC in its Form S-1/A – Amendment 4 on September 17, 2021, along with the GZ6G Technologies Corp.

The Company has relied primarily on its founder, William Coleman Smith, Chief Executive Officer, where required in an effort to maintain lower operational costs.

William Coleman Smith as the holder of the Company’s issued and outstanding shares of the Company’s Special 2018 Series B Preferred Stock, controls 51% of the voting rights of the Company and is able to influence the outcome of all corporate actions requiring approval of our stockholders. Mr. Smith also holds a total of 12,500,000 shares of common stock and 5,000,000 shares of Series A Preferred Stock (which is 100% of the Series A stock issued and outstanding) giving Mr. Smith voting control over the Company of 54.8%.

Plan of Operations

We are an emerging smart city technology growth company that provides wireless and monetization enterprise level smart solutions to cities and large venues that require multiple types of products, services and third-party solutions to fulfil client needs.  To date we have generated modest revenues from operations, and while we have various contracts in place for future development, there is no assurance of future revenues.

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Revenue

We generated a total of $132,000 in gross revenue for the three months ended September 30, 2021, with $41 in comparable revenue for the period ended September 30, 2020.

Net Income (Loss)

Three Months ended September 30, 2021 and 2020

	Three Months Ended
	September 30,
	2021	2020
NET REVENUES	132,000	41

OPERATING EXPENSES
Cost of revenue	32,722	-
Research and development expenses	2,600	2,600
Depreciation	17,752	487
General and administrative	293,318	34,234
General and administrative, related parties	90,000	60,000
Professional fees	18,759	10,626
Total operating expenses	455,151	107,947

(Loss) from operations	(323,151)	(107,906)

Other income (expense)
Interest expense	(2,522,952)	(750,913)
Loss on extinguishment of debt	-	(271,448)
Change in fair value of derivative liability	-	54,084
Total other income (expense)	(2,522,952)	(968,277)

Net income (loss)	$(2,846,103)	$(1,076,183)

Less: net income (loss) attributable to Non-controlling interest	13,841	(33,730)
Net income (loss) attributable to GZ6G Technologies Corp.	$(2,859,944)	$(1,042,453)

Total operating expenses for the three months ended September 30, 2021 were $455,151 as compared to $107,947 for the three months ended September 30, 2020. During the three months ended September 30, 2021 and 2020 we reported costs of revenue of $32,722 and $Nil respectively. Costs of revenue primarily include certain third party equipment installation and purchase costs with respect to certain service contracts with specific performance. As a result of the impact of COVID 19, certain activities which had commenced in the first quarter of fiscal 2020 were suspended and re-engaged in the second quarter of fiscal 2021, resulting in a increase in associated expenses during the comparative three month periods.  The Company incurred $293,318 and $34,234 in general and administrative expenses in the three months ended September 30, 2021, and 2020, respectively and general and administrative costs from related parties of $90,000 and $60,000, respectively. General and administrative expenses include rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. Professional fees in the three months ended September 30, 2021, totalled $18,759 as compared to $10,626 in the three months ended September 30, 2020.

Other expense

Other expense reported for three months ended September 30, 2021, and 2020 totalled $2,522,952 and $968,277, respectively. During the three months ended September 30, 2021, the Company reported other expenses of $2,522,952 attributable to interest expenses as a result of the debt discount applied to certain convertible promissory notes. During the three months ended September 30, 2020, the Company reported other income expenses of $968,277 including interest expenses of $750,913, a loss on extinguishment of debt of $271,448 offset by a gain on the change in fair value of derivative liabilities of $54,084.

We had a net loss of $2,846,103 and a gain attributable to the non-controlling interest of $13,841 bringing our total Net Loss attributable to the Company to $2,859,944 in the three months ended September 30, 2021, compared to a net loss of $1,076,183 less a loss of $33,730 attributable to the non-controlling interest of $33,730 bringing our total Net Loss attributable to the Company to $1,042,453 in the three months ended September 30, 2020.

Nine months ended September 30, 2021 and 2020

Revenue

We generated a total of $132,000 in gross revenue for the nine months ended September 30, 2021, with $8,833 in comparable revenue for the period ended September 30, 2020.

Net Income (Loss)

	Nine Months Ended
	September 30,
	2021	2020
NET REVENUES	132,000	8,833

OPERATING EXPENSES
Cost of revenue	32,722	69,198
Research and development expenses	7,800	7,800
Depreciation	19,941	1,461
General and administrative	545,330	131,177
General and administrative, related parties	240,000	180,000
Professional fees	74,015	30,125
Total operating expenses	919,808	419,761

(Loss) from operations	(787,808)	(410,928)

Other income (expense)
Interest expense	(4,453,057)	(811,635)
Loss on extinguishment of debt	-	(271,448)
Change in fair value of derivative liability	-	(28,845)
Total other income (expense)	(4,453,057)	(1,111,928)

Net income (loss)	$(5,240,865)	$(1,522,856)

Less: net income (loss) attributable to Non-controlling interest	(66,233)	(132,435)
Net income (loss) attributable to GZ6G Technologies Corp.	$(5,174,632)	$(1,390,421)

Total operating expenses for the nine months ended September 30, 2021, were $919,808 as compared to $419,761 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, we reported costs of revenue of $32,722 and $69,198 respectively. Costs of revenue primarily include certain third party equipment installation and purchase costs with respect to certain service contracts with specific performance. As a result of the impact of COVID 19, certain activities which had commenced in the first quarter of fiscal 2020 were suspended and re-engaged in the second quarter of fiscal 2021, resulting in an increase in associated expenses during the comparative nine month periods.  The Company incurred $545,330 and $131,177 in general and administrative expenses in the nine months ended September 30, 2021 and 2020, respectively and general and administrative costs from related parties of $240,000 and $180,000, respectively.  General and administrative expenses include rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. General and administrative expenses incurred from related parties include management fees charged by our CEO William Coleman Smith, and a company controlled by him. Professional fees in the nine months ended September 30, 2021 totalled $74,015 as compared to $30,125 in the nine months ended September 30, 2020.  The substantial increase to professional fees is directly related to completion of an audit of our fiscal years ended December 31, 2020 and 2019, and the engagement of legal counsel and consultants to prepare an offering statement on Form S-1.

Other expense

Other expense reported for nine months ended September 30, 2021 totalled $4,453,057 attributable to interest expenses as a result of the debt discount applied to certain convertible promissory notes. During the nine months ended September 30, 2020 the Company reported other income expenses of $1,111,928 including interest expenses of $811,635, a loss on extinguishment of debt of $271,448 and a loss on the change in fair value of derivative liabilities of $28,845

After the deduction of losses of $66,233 and $132,435 at September 30, 2021 and 2020 respectively attributable to non-controlling interest, we had a net loss of $5,174,632 in the nine months ended September 30, 2021 compared to a net loss of $1,390,421 in the nine months ended September 30, 2020.

Statement of Cash Flows

September 30, 2021 and 2020

The following table summarizes our cash flows for the period presented:

	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(783,709)	$(125,955)
Net cash used in investing activities	(176,690)	-
Net cash provided by (used in) financing activities	898,146	98,725
Increase (decrease) in cash	(62,253)	(27,230)
Cash end of period	$118,291	$3,129

Cash Used in Operating Activities

Net Cash used in operating activities for nine months ended September 30, 2021, was $783,709 as compared to $125,955 of cash used by operating activities in the nine months ended September 30, 2020.

Cash used in operating activities for the nine months ended September 30, 2021, was primarily the result of our net loss of $5,174,632 and the loss attributed to the non-controlling interest of $66,233 offset by non-cash items including amortization of debt discount and issuance costs of $4,373,277, amortization of right of use assets of $520, fixed assets reclassified to advertising expenses of $4,990 and depreciation of $19,941. Changes in operating activities in the nine months ended September 30, 2021, included a decrease in prepaid expenses of $4,507, an increase in other current assets of $10,436, an increase to accounts payable of $46,990, an increase in related party payables of $149,367 and a decrease in customer deposits of $132,000 for total cash used in operating activities of $783,709. Cash used in operating activities for the nine months ended September 30, 2020 was primarily the result of our net loss of $1,390,421 and the loss attributed to the non-controlling interest of $132,435, offset by non-cash items including amortization of debt discount and issuance costs of $804,004, a gain as a result of a fair value adjustment to certain derivative liabilities of $28,844, a loss on extinguishment of debt of $271,448 and depreciation of $1,461.  Changes in operating activities in the nine months ended September 30, 2020 included a decrease in prepaid expenses of $7,800, a decrease in other current assets of $7,398, an increase in customer deposits of $65,000, an increase in accounts payable of $57,621, and an increase in related party payables of $153,324 for total cash used in operating activities of $125,955.

Cash Used In Investing Activities

Cash used by investing activities for the nine months ended September 30, 2021 and 2020 related to equipment purchases of $176,690 and $Nil respectively.

Cash Provided by Financing Activities

During the nine months ended September 30, 2021, financing activities provided net cash of $898,146, which was comprised of proceeds from convertible notes $900,000 and proceeds from share subscriptions receivable of $150,000, offset by repayments of related party debt of $151,854.

During the nine months ended September 30, 2020, financing activities used cash of $98,725, including proceeds from debt of $89,450, an increase in related party debt of $17,882 and repayments to convertible notes of $8,607.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated modest revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As at September 30, 2021 the Company had cash on hand of $118,291 (December 31, 2020 - $180,544) and an accumulated deficit of $11,235,555 (December 31, 2020 - $6,060,923). In December 2020, the Company signed a convertible promissory note with a third party to provide an aggregate amount of $450,000 in $25,000 increments weekly, which was sufficient to meet operational needs and has been funded in full. During the nine months ended September 30, 2021, this note was amended to include an additional $1,000,000 in funding, payable over 90 business days commencing April 16, 2021, of which an amount of $600,000 has been received against the $1,000,000 funding as of November 15, 2021. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our change in control in fiscal 2018, we have raised capital through equity sales, loans and advances and support from our sole officer and a director, William Coleman Smith.  We plan to raise the additional proceeds required of $5,000,000 through sales of equity under this Offering.  The issuance of additional securities may result in significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

Covid-19 Pandemic

The recent COVID-19 pandemic could have a continuing adverse impact on our existing sponsorship and revenue agreements.  To date, the implementation of services under certain of these agreements have experienced delays as a result of the pandemic. COVID-19 has caused significant disruptions to the global financial markets, which may also impact our ability to raise additional capital. During March 2020, we gave notice of furlough to our administrative support employees in an effort to conserve resources as we evaluated our business development efforts during that period.  In April 2020, the Company received a grant of $6,000 and in May 2020 we received a PPP loan and an SBA loan in the approximate cumulative amount of $90,000 for operations. With the recently negotiated financing the Company is currently reopening offices and has commenced the hiring of additional staff as well as the upgrading of infrastructure requirements to meet anticipated customer needs.   While recent progress in the battle against COVID leads us to believe that the worst of the effects of the pandemic are past, we cannot say with certainty that the situation will not change.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and still subject to change. While significant uncertainty remains, despite the fact that  the Company has been able to source financing, it remains that the COVID-19 outbreak may have a negative impact on continuing funding and its ability to work through its collaborative development efforts with industry partners, and in acquiring venues due to the continuing impact of COVID 19. To mitigate impact the Company is currently focusing its efforts on contracts in the wireless and cellular telecommunications segment, as well as the infrastructure components of its existing contracts to allow for continuity and forward momentum.

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2021, the Company had a working capital deficit of $6,989,723 with approximately $118,000 of cash on hand and an accumulated deficit of $11,235,555. In December 2020, the Company signed a convertible promissory note with a third party to provide an aggregate amount of $450,000 in $25,000 increments weekly, which was sufficient to meet operational needs and has been funded in full. During the nine months ended September 30, 2021, this note was amended to include an additional $1,000,000 in funding, payable over 90 business days commencing April 16, 2021, of which an amount of $600,000 has been received against the $1,000,000 funding as of November 15, 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2021 to meet its upgraded infrastructure requirements and has filed a registration statement on Form S-1 to facilitate this requirement, which was deemed effective on September 24, 2021. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements reflect all adjustments consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Research and Development Costs

We charge research and development costs to operations as incurred in accordance with ASC 730-Research and Development, except in those cases in which such costs are reimbursable under customer funded contracts. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods. During each of the nine months ended September 30, 2021 and 2020 we expended $7,800 on research and development costs.

Stock-Based Compensation

We account for stock-based transactions in which the Company receives services from employees, directors or others in exchange for equity instruments based on the fair value of the award at the grant date in accordance with ASC 718 – Compensation-Stock Compensation. Stock-based compensation cost for stock options or warrants is estimated at the grant date based on each instrument’s fair value as calculated by the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense rateably on a straight-line basis over the requisite service period for the award.

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature. As of September 30, 2021, and December 31, 2020, the Company had recorded within Convertible Notes, net of discount, the amount of $9,874,778 and $164,104 for the value of the stock settled debt for certain convertible notes.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only one person, who is the Company’s principal executive officer and principal financial officer and, (ii) while the Company has a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 2, 2019, a vendor of the Company, the “Plaintiff” filed a complaint against the Company’s 60% controlled subsidiary, Green Zebra, in the Superior Court of California, Orange County for unpaid  invoices related to services and products sold in fiscal 2017, including reasonable valuein the amount of $61,899.62. The Court approved a default judgement on  January 23, 2020 with respect to the aforementioned claim, including the following:

Damages	$61,890
Prejudgment interest at the annual rate of 10%	9,835
Attorney fees	1,200
Other costs	505
$73,430

As of December 31, 2020 and March 31, 2021, the Company was unaware of the judgement.  Subsequent to March 31, 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which funds were subsequently released to Plaintiff. A further $2,420 has been paid to the Plaintiff subsequent to September 30, 2021. .  The Company and the Plaintiff are currently in discussions regarding the balance of the claimed amount. At the date of this report there is a total of $54,728 due and payable.

Other than as set out above, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to September 30, 2021 the Company issued 2,051,282 shares of common stock to lender eSilkroad Network Ltd. in consideration for $400,000 in loans previously provided under there terms of a convertible note agreement convertible at $0.195 per share.

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
10.1	Securities Purchase Agreement between the Company and Mast Hill Fund, L.P. dated November 3, 2021
10.2	Promissory note between the Company and Mast Hill Fund, L.P. dated November 3, 2021
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GZ6G Technologies Corp.

Date: November 15, 2021	By:	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)