Form 10-K
period 2021-12-31
GZ6G Technologies Corp.
filed 2022-03-28
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $30,797,454.15.

As of March 18, 2022, there were 25,188,742 shares of the registrant’s common stock outstanding.

i

PART I

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to GZ6G Technologies Inc. unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of acquisitions; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

●	our ability to achieve profitability;

●	our competitive position and the effect of competition in our industry;

●	our ability to retain and attract new customers;

●	our ability to penetrate existing markets and develop new markets for our services;

●	our ability to retain or hire qualified accounting and other personnel;

●	our ability to successfully integrate acquired businesses;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

●	our ability to maintain the security and reliability of our systems;

●	our estimates with regard to our future performance and total potential market opportunity;

●	our estimates regarding our anticipated results of operations, future revenue, location growth, capital requirements and our needs for additional financing; and

●	our goals and strategies, including those related to revenue and location growth.

ITEM 1. BUSINESS

Company Overview

GZ6G Technologies Corp. (“GZ6G”, “we” or the “Company”) is an emerging smart city technology growth company that provides wireless and monetization enterprise level smart solutions to cities and large venues that require multiple types of products, services and third-party solutions to fulfill client needs.  We were incorporated in Nevada on December 23, 2003, and are headquartered at 8935 West Post Road, Suite 102, Las Vegas NV. 98148.

The city of West Des Moines, Iowa’s new Recplex sport venue project, was a new development when the five-year Agreement with Lumen was signed.  The Company finalized the wireless hardware installation to recognize $78k in revenue in the fourth quarter of 2021.  IT sponsorship managed service revenue will begin as the West Des Moines Recplex opens for the public.

We are currently in the process of finalizing two additional enterprise level contract agreements expected to close in the second quarter of 2022, however, we will not realize revenue in 2022 until products, service and installation are complete.

Additionally, Green Zebra Smart Networks has opened its new technology managed service center in Irvine, California to support plans to onboard customers in the second quarter of fiscal 2022 to provide monthly recurring revenue from enterprise accounts.  In addition, the office has hired staff to sell remote IT networking services to small to medium companies that require an outsourced IT networking solution.  The office is presently fully operational with 25 staff members including 14 new hires in the first quarter of fiscal 2022 to date. Costs for staffing and equipping this office has been approximately $700,000 as of the date of this report.  We will continue to hire staff as needed and as funds are available; however, the office currently is equipped with the necessary hardware and software, including state of the art security measures, in order to use this office as the Company’s showroom.

Green Zebra Smart Networks (GZSN) Division Overview

GZ6G Technologies Corp (GZ6G), offers enterprise level IT and wireless networking services to national accounts while GZSN division, located in Irvine, CA, offers local enterprise level IT and wireless network technology consulting service, business technology infrastructure strategy and planning services, as well as IT networking hardware & security cloud software products and services.  In addition, GZSN will provide businesses with monthly remote managed and monitoring service to the Orange County, California markets.

Green Zebra Smart Networks offers innovative solutions to help midsize business owners, post Covid, to upgrade, manage and provide remote work force IT technology infrastructure.  GZSN services will provide opportunities to reduce IT infrastructure costs, reduce business labor costs by offering a local IT monitoring and managed service (MSP) solution that provides remote network engineering support.

Vision

Green Zebra Smart Networks plans to open the first of three IT Wireless MSP offices.  We plan on revolutionizing the wireless managed service provider market (MSP) by focusing on the local business market that needs wireless IoT and remote network technology upgrades enabling businesses to grow with advanced security tools and network infrastructure technologies to operate their business much more efficiently with cloud technologies and resources.

Marketing

Starting July 5, 2021, we began aggressively advertising Green Zebra Smart Network services to small to medium size businesses that need IT infrastructure upgrades, remote networking services and cloud security solutions in Orange County, Ca. Advertising initially for lead generation through social media, email marketing, and digital marketing campaigns to drive product and service awareness to create Green Zebra Smart Networks as the IT authority in the local market.

GZSN intends to provide educational videos and blogs on cyber security technology and the benefits of having Green Zebra Smart Networks as their trusted technology advisors, to encourage businesses to become our clients.

GZ6G Sales Methods:  We intend to use the following methods to drive and increase sales:

●	Digital Marketing

●	Social Media Marketing

●	Inside Sales teams

●	Channel Partners

Revenue Model

We are unable to provide an estimated revenue for GZ6G at this time; however, we are hopeful that our Green Zebra Smart Network Irvine, California local office will begin generating revenue in recurring revenue by the middle to the end of 2022.  We began onboarding clients in the fourth quarter of 2021.

Clients, when they are signed up, will incur recurring $5,000 monthly fees for IT security monitoring services and Local CCNA engineering with remote troubleshooting support capabilities and senior IT network engineers.

Additional non-recurring business revenue would be generated from IT infrastructure network Upgrades purchased from our smart solutions advisors.

GZ6G Technology & Expertise Is Helping Build Smarter Businesses. Wireless, Managed Services, Artificial Intelligence, data analytics. Smarter Business. Developer Tools. Enterprise Technology for the federal government, stadiums, airports, universities, and the entertainment industry.

GZ6G’s Subsidiaries and Divisions will focus on 4 core areas of expertise to support the GZ6G Enterprise smart solutions:  1. Wireless networking, security managed Services; 2. Data Center Services; 3. IOT software development; 4. Marketing, advertising, sponsorship services.  We expect each subsidiary or division to operate on its own until GZ6G requires the expertise to fulfill all or part of GZ6G technologies enterprise smart solutions products and services as required by contracts.

GZ6G Technologies Corp. (“Green Tech”) and its operating subsidiary, Green Zebra Media Corp work together to offer a fully integrated wireless infrastructure solution for enterprise opportunities, while Green Zebra Media focuses on innovative digital marketing, advertising sponsorship and monetization services for their clients.  Green Zebra Media will provide digital marketing, monetization and marketing support services that are missing Wireless communications Networks, IoT applications, and location-based engagement types of technology.

While there are many competitors that offer Wireless Networking technology platforms, there are few that provide on site wireless gateway communication ad servers and digital marketing monetization support solutions together.  The emerging industry requires assistant to maximize the client’s return on investment.

Green Zebra Networks (GZN) division will provide both managed services support for wireless networks hardware, software for enterprise level clients.  In addition, GZN wireless technology will provide proprietary and licensed technology solutions.

Green Zebra Labs (GZSL) a new division being created to support GZ6G’s Enterprise smart solutions software integration services for Smart City Venues, in addition to creating new IoT software venue applications that support the smart city initiatives and venue specific data analytics and artificial intelligence applications.  The Green Zebra Smart Labs Software team provides the client with a trusted external IoT software development team to assist with future smart city solution integration opportunities.

The mission of GZ6G’s management team is to build a family of smart solutions service companies that work together to minimizes the competition while lowering the risk to enter the 5G & Wi-Fi 6 marketplace.  Venue owners need additional help using integrated technical support service, however, offering a digital marketing and monetization solution has created a competitive advantage that connects and engage communities with relevant information, offering and managing monetizing solutions will subsidize the expensive wireless technology infrastructure costs.

Offering an integrated approach digital marketing solution, sponsorship revenue, IT wireless networking and Software expertise together expedite the decision process for all stakeholders, our telecommunication, wireless and agency partners allow us to expand our reach, capabilities and resources.

GZ6G provides an enterprise state-of-the art Wi-Fi Media and communication Platform (hardware and software) to monetize and scale to any size venue and/or audience. Our Green Zebra Networks engineering team works with the Venue’s IT engineering team to install Wireless communications platforms. Green Zebra Networks will provide an engineering team to install the Wi-Fi platform into the venue Wi-Fi network, providing WiFi monetization hardware (Green Zebra Media hub) that connects to the customer’s Wi-Fi network system. Every Wi-Fi Media server is embedded with Communication and data analytics software to create monetization and communication. This capability transforms a single location into a powerful, media-rich communications network throughout the venue location.

This WIFI Media Server platform creates user engagement when users access Wi-Fi, enabling digital marketing teams to empower businesses, engage communities and enable mobile users with relevant local information, accessed as a cloud or on-premises solution.

In addition, Green Zebra Media teams signs long term contracts to secure digital marketing and sponsorship assets monetize venue opportunities, supporting the venue team with marketing strategies, planning, and implementation services, brand & user engagement services, digital marketing and design services, communication software and Wi-Fi ad servers.

Currently, GZ6G technologies is working on a number of enterprise projects that were delayed in 2020 due to the impact of COVID 19, and pushed to fiscal 2022. These projects include several NCAA universities, the National Football League,  and several sports complexes located in cities across the United States.

Further, the Company has entered into a contract with US Federal Contractor Registration (USFCR), whereby the Company will be provided with assistance to qualify and help with federal contract procurement services and writing contracts for System for Award Management (SAM) projects.

GZ6G has future plans to roll up several complementary companies in the wireless, Wi-Fi security IoT and digital marketing sectors. GZ6G is able to provide wireless and digital promotion rights for certain events including WiFi media network advertising rights and the development of smart venue wireless networks and software engagement technology products for airports, stadiums, campuses and cities in the United States and International markets.

We were incorporated in Nevada and our headquarters are located at 8925 West Post Road, Suite 102, Las Vegas NV, 89148.  We are a smart solutions technology provider focused on providing smart solutions advisory services, developing and acquiring early stage wireless 5G/6G and beyond technologies that meet certain core application requirements that deliver potential enterprise smart city solutions. Types of Products include IPTV technologies, digital displays technologies, VR, AI, data analytics software and wireless security tools for Stadiums, Airports, Universities and Smart City Projects. Our Mission: create shareholder value by creating a family of wireless technology companies specializing in vertical markets that support subsidiary business units with necessary skill sets to deliver value added smart Solutions to partners and customers.

A wireless Internet of Things (IoT) technology company and its subsidiaries and divisions, GZ6G Technologies Corp (GZ6G) is focused on acquiring, developing and overseeing innovative wireless IoT technology companies for the emerging 5G and Wi-Fi6 marketplaces, including target markets such as stadiums, airports, universities, racetracks, casinos, and smart city projects.

Our controlled subsidiary, Green Zebra Media Corp (GZMC) is one such innovative provider of wireless hardware gateways, communications, marketing and sponsorship, data analytics platforms and Customer Relationship Management “CRM” technology. Our products are used for stadiums, cities, airports, universities and hospitality markets.

The focus of our operations in fiscal 2021, were contracts which can most efficiently, and cost effectively, bring revenue generating operations through partnerships with venues and industries that must adapt to the new 5G and WiFi6 environment. Beyond that, GZ6G and controlled entities are establishing a global command center to offer our customer base scale and agility, speed the launch of wireless, digital services and data analytics services, and seamlessly connect customers to world class experiences.   It is our intent that wireless IT network managed services and data center initiative for clients and partners will monitor cutting edge Wireless IT networks with the ability to dispatch technicians as necessary to ensure continuous functionality of our Wi-Fi networks.

The use of Wi-Fi networks in high-density areas is the most efficient manner to ensure consistent wireless connectivity. Two trends are converging today to propel upgrades and new deployments of Wi-Fi networks, including 5G and WiFi6. First, consumer demand for wireless connectivity continues to grow, overwhelming many wireless and Wi-Fi networks. Secondly, many large entities are seeking new digital media avenues to obtain exposure to target markets through online ‘impressions’, particularly when they have access to a captive audience. GZ6G is uniquely positioned to facilitate the convergence of these two trends.  Additionally, GZ6G is developing future Wi-Fi networks that can integrate the Internet of Things (IoT) and significantly enhance network utility and user experiences.

The greater use of wireless devices (smartphones, tablets) and the emergence of IoT places has increased demand even further on wireless networks. Large network companies promote the 5G network deployment, but there are limitations to its effectiveness, particularly in high-density areas. Wi-Fi networks remain the best network deployment plan for airports, businesses, universities, transport hubs and city locations where there are high-density network demands.

Existing Wi-Fi technology can significantly improve wireless performance at airports, transport hubs, convention centers, resorts, and stadiums. The future of Wi-Fi is even more exciting. New developments by GZ6G will significantly enhance network throughput and allow for apps to reside on a venue’s network rather than the cloud. The result is much faster response and the ability to customize apps to serve local businesses, communities and users of the network.

The GZ6G total solution turns the Wi-Fi cost center into a revenue center by (a) deploying a state-of-the-art Wi-Fi broadcast network with customized software for enhanced user experience and (b) obtaining sponsors who desire exposure to consumers and businesses in high-density areas. This combination can easily justify Wi-Fi network deployment today.

Additionally, GZ6G plans to vertically integrate its operational model, providing both software and hardware as well as full support services to its customer base.

GZ6G is installing Wi-Fi networks in high-density use areas and is partnering with other technology companies and host entities (stadiums, universities, airports, resorts) for the GZ6G total solution. GZ6G has established strategic relationships with (a) network companies that are pitching the GZ6G solution; (b) established Wi-Fi networks that need upgrading; and (c) a range of potential sponsors in a variety of industries.

The Company has generated limited revenue and we have not yet finished executing contracts; however, we are in negotiations with two different large venues and one small Enterprise client that we hope to finalize in the first quarter of 2022; revenues will not be generated from these projects until the installation of our products are complete; mid 2022.

The Company currently has four divisions that will implement actions to correspond with the above services.

Market Opportunity

GZ6G Technologies is in a unique position to grow rapidly as a smart solution provider for strategic partners in the 5G & Wi-Fi 6 industry with strategic public partners.

We have been preparing, developing and building relationships to scale 5G & Wi-Fi 6 emerging markets since winning the New York City connectivity challenge at Governors Island in the Spring of 2018.   We established a relationship with Lumen’s smart solutions consulting team (formerly CenturyLink).  GZ6G is in a unique position to grow rapidly as a smart solution provider in the 5G & Wi-Fi 6 industry.

In addition, GZ6G is seeking strategic acquisition opportunities to scale revenue, leadership and customer base by expanding the customer base and product lines in four core business areas: wireless networking and managed services locations, Smart IoT Software Applications, Data Center facilities, Digital marketing Agencies opportunities.  We expect to continue creating strategic partnerships that can help scalable a diverse sales force and product offering target markets local to global.

5G & Wi-Fi 6 plus is creating what’s called the (4th) next generation industrial revolution that is going to create faster and faster high-speed internet that will create more innovation opportunities that are directed at auto, delivery, entertainment, medical industry and sensors technologies.

GZ6G plans to take advantage of early acquisition opportunities to scale the Gz6G business model. It is our belief that most of the existing industry is not preparing for the future change that’s being created by the new high-speed capabilities coming to market.

We will continue to focus on wireless infrastructure, IoT software and marketing to scale revenue opportunities, leadership and customer base by expanding the customer base and product lines in four core business areas: wireless networking and managed services locations, Smart IoT Software Applications, Data Center facilities, Digital marketing Agencies opportunities.  We expect to continue creating strategic partnerships that can help scalable a diverse sales force and product offering target markets local to global.

Target Markets:

●	Cities, Airports, Stadiums, Universities, and Hospitality Markets Globally

Target Acquisitions:

●	Advertising agencies, IT Network Related Companies, IoT software applications.

Barriers to Market

With any emerging market there are any number of challenges that exist, as the market matures and flattens out.  We don’t see this happening any time soon, quite the opposite over the last few years we have had a chance to figure out a few things during the development and testing periods.

Emerging Smart solutions technology Expertise –

Lack of qualified and experiences staff will number one challenge to bringing smart solutions to market.

Competitive Landscape -Telecommunication companies are talking about the 5G and Wi-Fi 6 connective speeds and required infrastructure requirements with various other technologies.  Connectivity is a commodity between all of them, they are and will be looking for alternative product and service providers to differentiate themselves.

●	Overall Smart Solutions product offering

●	Diverse teams are required

Go-To-Market Strategies

Smart Solutions Technology

GZ6G technologies going forward marketing strategy for 2022 will primarily be focused on global strategic partners relationships where our products and services complement each other’s’ product, services and support offerings to enterprise clients.

This partnership approach reduces barriers to market lowers the risk while establishing brand value and trust with clients and customers.   Access to our target markets are more receptive when working with their trusted partners at this stage of our growth.

This partnership approach reduces barriers to market lowers the risk while establishing brand value and trust with clients and customers.

Scaling up our company divisions offices in local markets is very much part of our go to market strategy going forward.  Local and regional support center in the near future will be potentially requirement for city, stadium, airports, universities accounts.

Technology Monetization Marketing Strategy

The Green Zebra Media sponsor advertising division primarily focuses on various types of brand advertisers and agencies that represent brand advertisers that are interested in reaching targeted venue or multiple venue customers.

Certain sponsors are willing to contribute more per venue to be the exclusive sponsor for particular events or for several events, or for a period of time at one venue. Sponsorship companies are in the following industries:

Types of Venue Sponsor Industry

●	Airline industry

●	Technology Industry
●	Healthcare Industry

●	Sports Industry
●	Entertainment Industry
●	Hospitality industry
●	Beverages

Potential Sponsorship Commitments

Potential Sponsorship opportunities are in the following industries:

Airlines

Beverages

Casinos

Hotels

Restaurants

Consumer Retail

Go-To-Market Strategies for Target Markets

GZ6G Technologies is looking at strategic acquisition opportunities that would allow for infrastructure, development and consumer target market opportunities; as well as teaming up with partnerships that can help create a diverse sales force that focuses on target markets.

University and Stadium Market

The university and stadium market is best addressed through existing commitments and partnerships; for instance, with our partner, Lumen (f/k/a CenturyLink). GZ6G Technologies total solution to Wi-Fi installations is very attractive to strategic partners. As a result, some of the strategic partners have integrated the GZ6G Technologies solutions into their product/service offerings.

Airport Market

The airport market is addressed with the direct sales force and ongoing relationships. GZ6G Technologies will leverage the relationships that key partners have with airports. The GZ6G Technologies total solution for installing, managing and monetizing Wi-Fi installations in airports is attractive to partners managing existing Wi-Fi networks.

City Market

GZ6G Technologies will address the city market with a direct sales force. GZ6G Technologies has installed a Wi-Fi network on Governors Island New York during the connectivity challenge (2018 with Fibreless). Moving forward GZ6G will continue to work alongside their partners to leverage the success of that installation to attract additional city Wi-Fi installations.

Industry Overview

Wi-Fi technology enables wireless users to use internet and telecom services in a high-density environment. Without Wi-Fi in areas where there is a high concentration of wireless users, response time degrades, phone calls get ‘dropped,’ internet connectivity may be intermittent and user experience suffers. For this reason, Wi-Fi deployment is critical for internet and telecom networks in many geographical footprints.

The market for Wi-Fi equipment worldwide is expected to grow to $15.6 billion by 2022, according to industry research by MarketsandMarkets, Inc. This describes a compound annual growth of 21.2% through 2022. Such growth is driven by the use of wireless devices including smart phones, tablets and development of the IoT market. Approximately 67% of the worldwide wireless equipment market is in the US.  MarketWatch reports the Global Wireless Connectivity market, including chips and devices will reach $31.8 billion by 2022.

The primary drivers for the deployment of Wi-Fi networks are increasing bandwidth demand from businesses, universities, smart city projects, and consumers. With the integration of more images and videos for internet users, demand for greater network bandwidth increases. The weakest link in broadband networks is the wireless connection to the end user. The latest Wi-Fi network technologies address this weak link in a cost-effective manner.

The primary constraints to deploying Wi-Fi networks has been poor-user experiences in high-density areas, security and privacy concerns. Users with multiple applications on smart phones, or with multiple devices (smart phone and tablet or laptop) place high demands on wireless networks. Bandwidth intensive applications that include video and GPS create greater demands on wireless networks.

How does the host/network manager (airport, smart city, business, university) of Wi-Fi decide to improve network capabilities? Wi-Fi networks provide critical connectivity services to users, and bandwidth demand from users creates the need to upgrade the networks. Security on Wi-Fi networks is improving, but bandwidth is lacking. Wi-Fi network users are demanding more bandwidth while traveling, when at sporting events, when spending time ‘downtown’ or in commercial districts, and when at resorts, or on university campuses.

GZ6G Technologies Target Markets

GZ6G is focusing on high-density use venues where (1) internet connectivity demand is high and likely to grow, (2) the host venue recognizes the benefit of providing Wi-Fi broadcasting service, and (3) venues where sponsors are interested in consumer exposure. The target venues include universities, professional sports stadiums and racetracks, airports, resorts and smart-city projects.

Hardware and Software Solutions Today

GZ6G Technologies installs state-of-the-art Wi-Fi equipment designed to meet the projected high-density use demands for the location. Equipment manufacturers may include Cisco, Cradle Point, D-Link, Juniper, Linksys. Software may include products that are customizable from Brick & Mobile, Cloud4Wi, Purple Wifi, Panasonic, Socifi, Tanaza.

Wi-Fi network installation is customized to ensure the correct internet connectivity and speed is available throughout the venue. GZ6G has developed the software tools that are customized for the host/network manager to easily manage the network through the use of dashboards, which may include integrating additional components such as a security system. The software tools (broadcasting system) allow for the host to create pop up notices to remind users of important items regarding safety, first aid, ancillary services and special offers. The network manager gathers data to understand characteristics of user demands on the network. The host/network venue manager may also design features which provide information to users to enhance their time while in the area, such as discounts to affiliated stores or restaurants, notices of services at the facility such as food outlets, retail items, special benefits to repeat customers, or notice of where emergency healthcare is available. The host venue can customize the user interface on the network and as new supplementary services become available, such as a new food venue or new emergency management procedures, the customer interface can be changed.

Company Offerings

GZ6G Technologies focus on leading wireless marketing & CRM technology smart solutions provider, offering closed loop security gateways, wireless marketing and sponsorship CRM platform solutions, and deep data analytic solutions for the hospitality, stadiums, airports, universities, and cities. This customized approach to marketing will allow clients to elevate the interaction between the venue and the consumers on their platform. The second division will work with sponsors for unique marketing opportunities within the venue and for the venue.

The future vision for the Company is the inclusion of four main divisions.

The parent company, GZ6G Technologies, provides enterprise technology and expertise consulting together to build smarter cities and venues of the future which would oversee the operational excellence of its four existing and planned complimentary subsidiaries under the publicly listed entity.

GZ6G’s Subsidiaries and Divisions will diversify its business model by establishing 4 core areas of business expertise to support the overall GZ6G Enterprise customer smart solutions:

1.	Green Zebra Network: Wireless networking, security managed Services;

2.	Green Zebra Data Center Services: Tier 3 Enterprise center optimize for end users, managed services, cloud data

3.	Green Zebra Smart Labs: Smart IOT software development services and applications

4.	Green Zebra Media: Marketing, advertising, sponsorship services.

Green Zebra Networks (GZN) operates as a stand-alone division that offers IT Wireless networking, hardware, implementation and managing services support and solutions in local to national business. GZ6G would subcontract the GZN division when Networking and managed services related products and services are required.

FiBox Pro Appliance Gateway Solution:

●	GZN provides a smart appliance Network gateway device called FiBoxPro gateway that creates a closed loop local communication and monetization service. GZN will provide the configuration and managed services. These IT technical teams will also provide technical support and communication with internal and external teams.

Green Zebra Data Center (GZDC):  offering Tier 3 Enterprise data center solutions to optimize end users, managed services, cloud data.

Green Zebra Media, Corp (GZMC) operates as an independent advertising company that offers traditional advertising, digital marketing, digital advertising and sponsorship GZ6G subcontracts GZMC services when advertising and sponsorship services are required to help monetize venues and the FiBox Pro Product.

Green Zebra Smart Labs (GZSL) Division

This division will offer software development services for various types of Smart Solution cloud products and services.  GZSL will integration services for third party technologies. This division will be responsible for being the leading provider for in-venue wireless venue and user engagement, marketing, advertising platforms and data analytics.

The software division develops and support various API application support services for Smart solution broadcasting systems, data analytics and artificial intelligent application needs.

Data Analytics Software development and R& D support. CRM, API software development, artificial intelligence (AI), research and development (R&D) platform integration solutions and more.

Current GZ6G development projects:

●	VenuTrax – an in-venue and Saas platform cloud data analytics and artificial intelligent engine used to help venue owners communicate and monetization relevant information regarding user insights.

●	CastWifi – An in Venue or cloud WIFI interactive broadcasting technology that allows public venue wireless networks to broadcast live content to their user audience in a closed loop setting like a similar to IPTV technology but over Wi-Fi.

Green Zebra Media, Corp (GZMC) operates as an independent advertising company that offers traditional advertising, digital marketing, digital advertising and sponsorship services in addition to supporting GZ6G smart solutions customers and partners with agency services that include advertising, marketing, sponsorship sales agency, and platform support team; this division will be broken into two main operations.

GZ6G Technologies envisions the creation of wireless ‘fiber-speed’ networks to meet the demands of wireless consumers and businesses. High-speed wireless networks enable the establishment of Wi-Fi networks in any location to meet demands of wireless users, and expand the content capabilities of hosts and sponsors, regardless of the distance to fiber rings.

GZ6G is an IoT company made up of four different supportive channels:

●	Infrastructure

●	Software Development

●	Cyber Security

●	Data Management

We are in the process of developing a global command center that will allow us to monitor all of our venues in one central place.  We will have technical engineers available in case any of the networks go down in any of the venues at any time.  We will be able to remotely navigate any issues arising at the venues so that service will be virtually uninterrupted.

Practice areas can either function independently to address a client’s specific functional IoT needs, or be combined to provide brands with a holistic service offering that will handle all of their needs.

From banner and social media advertisements and advertorials to website and shopping portal purchase engagements, and product procurement, we will support venues in all of their touch points and engagement opportunities with their end audience.

We will offer the following core services:

We define venue as our target client, it can be a point of interest within a city, or it could be the city itself. Venues are a specific geographical location, such as a city, airport, university, stadium, racetrack, casino, or hospitality location (trade center, hotel etc.). When a venue connects to the network it is called a closed loop communication solution.

Qualify – Our infrastructure team goes into a new venue to ensure that they have the right infrastructure or bandwidth in place. This also means the team will be looking at whether the venue has the appropriate Wi-Fi capabilities in place, so the equipment will sync. Qualify also means that an evaluation has been completed to ensure that the venue has the correct Wi-Fi speed so marketing materials such as videos, graphics and content will present itself correctly.

The new GZ6G Wi-Fi broadcast network facilitates the Internet of Things to function in a way that it was projected to do years ago. Several possibilities with Wi-Fi apps are as follows:

●	Instantly receive best location for emergency first aid with a selected route, walking or driving. Information on where closest drinking fountain, first aid station, among other things, is located.

●	Police can receive optimal path to particular location and control any security cameras in different locations.

●	Consumers receive information on where street parking is available in real time and which parking structures have spaces available.

●	Travelers can be notified of flight changes, allowing more restaurant time.

●	Real time information on shortest food lines at a stadium.

●	3-D images of museum, real-time information on lines at any venue.

●	Cameras showing crowd at outdoor restaurant or parks. Control of access can change.

●	Security system cameras only available to certain parties such as police or other security personnel.

●	Short term restaurant or store specials when customer traffic is low.

All of this and more is possible with apps that do not require downloads from the cloud. It’s all available instantly because it is on the venue network. Each venue network can control which apps are available to which group of users, such that security cameras can be available to a select group. The possible apps are endless, and each venue network can customize its network page as it sees fit.

Our team will possess core capabilities and skill sets that help our clients execute on targeted growth plans that tap into the trillion-dollar tech market. We will serve clients across a wide range of industries and geographies.

Our growth will be through a multi-prong plan: (1) growing an in-house sales team; (2) leveraging strategic partners who are advisors to decision makers and owners of companies and will be conduits for introductions; and (3) client referrals.

We will build a core team of product developers, creative designers, sales professionals and account managers under each practice area to service existing and new clients.  Our philosophy is to develop “repeatable” software platforms around common business needs that can be productized to allow for us to scale development of new projects and grow revenues without relying on building large development teams.

Our expertise is IoT; we will help companies become relevant, agile and competitive in a global consumer commerce environment.  We will offer the ability for worldwide marketing and advertising through our developed software and available Wi-Fi at our venues.  Consumers want to be able to shop, among other things, anytime and anywhere, and on any device; our expertise allows for us to put our brands right in front of this consumer activity.

The global information technology industry is experiencing global growth and US companies have to be prepared to be competitive on a global marketplace.

The next generation Wi-Fi broadcast networks will bring fiber-like bandwidth capabilities to a wireless network.  Additional benefits of the GZ6G Wi-Fi broadcast network development is the ability to (a) wirelessly connect to fiber that may be at a distance from the facility, and (b) install high-speed bandwidth wireless to serve a community at a lower cost and much shorter deployment timeframe compared to fiber installations.

Operations

GZ6G provides a total solution for high-density use areas with:

(1)	state of the art Wi-Fi hardware deployment to address the requirements of all wireless users, in a specific venue

(2)	custom software that enables an enhanced user experience and secure, easy network access

(3)	ability to integrate security system or expand Wi-Fi footprint

(4)	automatic portals for any device in the area

(5)	the ability to monetize the Wi-Fi network deployment for the host entity.

In addition to our CEO, President and Directors we currently have 25 full and part time employees.

Key Relationships

GZ6G has several strong relationships that are mutually beneficial to both partners; partners that will leverage the GZ6G capabilities to maintain and/or grow revenue streams for both entities.

Current Partnerships

Lumen Technologies/CenturyLink

Lumen Technologies: Lumen Technologies, previously CenturyLink, is one of the largest telecommunications organizations in the country focused on using their networks at cities, stadiums and universities. As a trusted third-party solutions partner, GZ6G Technologies offers the smart solution tools and expertise required for Lumen Technology to develop long term user engagement solutions.

Brand LTD – Brand LTD is our advertising and marketing partner/creative agency.

ViTech – ViTech is one of our IPTV Solutions providers for large venues and smart cities.

Aruba Wireless – Aruba is one of the partners for which we utilize their hardware for smart venues and smart cities.

Internetsoft – Internetsoft is our software development strategic partner that works with our internal development team to scale our software development projects for smart venues and smart cities.

Marketing Strategy

We plan to market directly to sports arenas, concert venues, universities, racetracks, casinos, and to smart cities using our existing relationships as well as deploying a number of popular online marketing tactics.  Additionally, we will be leveraging strategic partners who are advisors to decision makers, and owners of companies, and who will be conduits for introductions and client referrals.

GZ6G has relationships with national and regional Fortune 500 entities that are seeking targeted methods to reach existing and potential customers. These sponsors include commercial enterprises that desire to advertise or collect analytic data on users in high-density locations. National sponsors include the major network carriers, auto manufacturers, airlines, casinos, grocery stores, online retail, consumer discretionary goods and restaurant chains. Many of these seek exposure to consumers in specific areas.

With selective Wi-Fi markets, a sponsor can more effectively deploy advertising budgets. Local restaurants can advertise specials at football games. Casinos or restaurants can advertise to airport customers or smart-city users. Host entities can identify food specials at certain times when lines are low. Airports could provide flight updates in real time with notices to fliers that log in on their flight.

As the GZ6G network installation base grows, the Company will have the ability to offer sponsors a variety of venues for exposure.

Intellectual Property

We will regard our client lists and any intellectual property we may acquire, i.e., patents, trademarks, service marks, copyrights, and similar intellectual property that would be critical to our success, and we will rely on trademark, copyright and confidentiality and/or license agreements to protect our proprietary rights. Effective intellectual property protection may not be available in every area in which our products are made available. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our patents and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of our trademark.

Competition

Telecommunication companies are talking about the 5G and Wi-Fi 6 connective speeds and required infrastructure requirements with various other technologies.  Connectivity is a commodity between all of them, they are and will be looking for alternative product and service providers to differentiate themselves.

Research and Development

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

Human Capital Resources

Employees and Consultants

In addition to our CEO, President and Directors we currently have 25 full and part time employees. Mr. Rohan Potange currently fills the role of Interim Chief Technology Officer.

Government Regulations

We have registered through US Federal Contractor Registration (USFCR) which will allow us to be included in the System for Award Management (SAM) which will allow us to be included in writing government contracts.  In the event we are awarded jobs through SAM, we will have to adhere to any requirements set forth by the United States Federal government.

Available Information

Our principal executive offices are located at 1 Technology Drive, Bldg B, Suite B123, Irvine, CA 92618.

Our telephone number is (949) 872-1965. Our website address is www.GZ6G.com Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

For risks relating to our operations, see “Risk Factors” contained in our prospectus filed on Form S-1/A on February 17, 2022.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2 – PROPERTIES

Our corporate headquarters is located at 1 Technology Drive, Bldg B, Suite B123, Irvine, CA 92618.

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

We believe our facilities are adequate for our current needs.

ITEM 3 – LEGAL PROCEEDING

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
$73,430

As of December 31, 2020 and March 31, 2021, the Company was unaware of the judgement.  In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company remitted a further $2,420 towards the outstanding balance. At December 31, 2021 a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

Other than as set out above, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4 – MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “GZIC”. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCQB on March 18, 2022 was $1.35.

Holders

As of March 18, 2022, there were 20 stockholders of record of our common stock.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans as of December 31, 2021.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2021.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

We are a smaller reporting company and are not required to provide this information.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020, AND THE NOTES TO THOSE AUDITED FINANCIAL STATEMENTS.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOVLE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED IN “RISK FACTORS” AND ELSWHERE IN THIS FORM 10K AND IN OUR REGISTRATION STATEMENT ON FORM S-1/A FILED ON FEBRUARY17, 2022.

THE MANAGEMENT’S DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE BASED UPON OUR AUDITED FINANCIAL STATEMENTS, WHICH HAVE BEEN PREPARED IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (“GAAP”).

Plan of Operations

We are an emerging smart city technology growth company that provides wireless and monetization enterprise level smart solutions to cities and large venues that require multiple types of products, services and third-party solutions to fulfill client needs.

GZ6G has been preparing, developing and building relationships to scale 5G & Wi-Fi 6 emerging markets since winning the New York City connectivity challenge at Governors Island in the Spring of 2018.   We established a s relationship with Lumen’s smart solutions consulting team (formerly CenturyLink) and few other trusted strategic partnership opportunities.  GZ6G is in a unique position to grow rapidly as a smart solution provider in the 5G & Wi-Fi 6 industry.

GZ6G plans to take advantage of early acquisition opportunities to scale the Gz6G business model. It is our belief that most of the existing industry is not preparing for the future change that’s being created by the new high-speed capabilities coming to market.

We will continue to focus on wireless infrastructure, IoT software and marketing to scale revenue opportunities, leadership and customer base by expanding the customer base and product lines in four core business areas: wireless networking and managed services locations, Smart IoT Software Applications, Data Center facilities, Digital marketing Agencies opportunities.  We expect to continue creating strategic partnerships that can help scalable a diverse sales force and product offering target markets local to global.

Results of Operations

Revenue

Fiscal Year ended December 31, 2021 and 2020:

We reported revenues of $78,000 and $8,887 in the fiscal years ended December 31, 2021 and 2020, respectively.

Operating Expenses

Years ended December 31, 2021 and 2020

 For the years ended December 31, 2021 and 2020 we had the following operating expenses:

	Year Ended December 31,
	2021	2020

OPERATING EXPENSES
Cost of revenue	$43,121	$10,400
Depreciation	20,429	1,948
General and administrative	963,068	232,052
General and administrative, related parties	330,000	240,000
Professional fees	99,099	59,108
Total operating expenses	1,455,717	543,508

(Loss) from operations	(1,377,717)	(534,621)

Other income (expense)
Interest expense	(8,051,277)	(3,996,466)
Loss upon notes conversion	(714,973)	(364,909)
Change in fair value of derivative liability	-	(28,844)
Total other income (expense)	(8,766,250)	(4,390,219)

Net income (loss)	$(10,143,967)	$(4,924,840)

Less: net income (loss) attributable to Non-controlling interest	$(112,359)	$(174,896)
Net income (loss) attributable to GZ6G Technologies Corp.	$(10,031,608)	$(4,749,944)

Total operating expenses for the year ended December 31, 2021 were $1,455,717 as compared to $543,508 for the year ended December 31, 2020. During the years ended December 31, 2021 and 2020 we reported costs of revenue of $43,121 and $10,400, respectively. The Company incurred $963,068 and $232,052 in general and administrative expenses in the fiscal years ended December 31, 2021 and 2020, respectively, and general and administrative costs from related parties of $330,000 and $240,000, respectively.  Year over year increases to general and administrative costs were directly related to an increase in operations and increased staffing and associated costs as we relocated to a larger facility and continued to expand our staff and operation in 2021 in order to position ourselves for the reopening of venues and services with the decline of the impact of COVID 19 towards the end of fiscal 2021. General and administrative expenses include rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. General and administrative expenses incurred from related parties include management fees charged by our CEO William Coleman Smith, and a company controlled by him. Professional fees in the fiscal year ended December 31, 2021 totaled $99,099 as compared to $59,108 in the fiscal year ended December 31, 2020.

Other expense

Other expense reported for the fiscal years ended December 31, 2021, and 2020 totaled $8,766,250 and $4,390,219, respectively. During the year ended December 31, 2021 the Company reported interest expenses of $8,051,277 (December 31, 2020 -$3,996,466) including amortization of debt discount and issuance costs of $7,823,512 (December 31, 2020 -$3,953,295) and interest expenses of $227,765 (December 31, 2020 - $43,171), a loss on conversion of certain notes of $714,973 (December 31, 2020 - $364,909) and a loss on the change in fair value of derivative liabilities of $28,844 for December 31, 2020 with no comparable loss as at December 31, 2021.

During the year ended December 31, 2020 the Company reported interest expenses of $3,996,466 including amortization of debt discount and issuance costs of $3,953,295 and interest expenses of $43,171, a loss on conversion of certain notes of $364,909 and a loss on the change in fair value of derivative liabilities of $28,844.

We had a net loss of $10,143,967 in the year ended December 31, 2021 compared to a net loss of $4,924,840 in the year ended December 31, 2020.

Statement of Cash Flows

Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the years presented:

	December 31, 2021	December 31, 2020
Net cash provided by (used in) operating activities	$(1,369,844)	$24,332
Net cash used in investing activities	(251,993)	(4,990)
Net cash provided by financing activities	2,201,084	130,843
Increase in cash	579,247	150,185
Cash end of year	$759,791	$180,544

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $1,369,844 as compared to $24,332 of cash provided by operating activities in the year ended December 31, 2020.

Cash used in operating activities for the year ended December 31, 2021 was primarily the result of our net loss of $10,143,967 (December 31, 2020 – $4,924,840) offset by non-cash items including amortization of debt discount and offering costs of $7,823,512 (December 31, 2020- $3,953,295), a loss on conversion of certain notes of $714,973 (December 31, 2020-$364,909) and depreciation of $20,429 (December 31, 2020- $1,948). In the fiscal year ended December 31, 2021 we also had the amount of $910 for Amortization of right of use assets and $4,990 due to a reclassification of fixed assets to advertising expense with no comparable amounts for these items in the fiscal year ended December 31, 2020. In the fiscal year ended December 31, 2020 we had a fair value adjustment of $28,844 to derivative liabilities with no comparable adjust at December 31, 2021.

Changes in operating activities in the year ended December 31, 2021 included an increase in prepaid expenses of $7,319 comparted to a decrease in prepaid expenses of $10,400 during the year ended December 31, 2020, an increase in other current assets in fiscal 2021 of $10,436 compared to a decrease in other current assets of $7,398 in fiscal 2020, an increase to accounts payable of $100,264 at December 31, 2021 (December 31, 2020- $84,663), and increase in related party payables of $179,659 at December 31, 2021 (December 31, 2020 -$300,715) and an decrease in customer deposits of $78,000 for December 31, 2021 compared to an increase in customer deposits of $197,000 for the fiscal year ended December 31, 2020. Fiscal year December 31, 2021 had total cash used in operating activities of $1,369,844 as compared total cash provided by operating activities of $24,332 for the fiscal year ended December 31, 2020.

Cash Used In Investing Activities

Cash used by investing activities for the years ended December 31, 2021 and 2020 related to equipment purchases and totaled $251,993 and $4,990 respectively.

Cash Provided by Financing Activities

During the year ended December 31, 2021, financing activities provided cash of $2,201,084 (December 31, 2020- $130,843), which was comprised of proceeds from private placements of $100,000 (December 31, 2020), subscriptions receivable of $150,000 (December 31, 2020 – nil), proceeds from convertible notes of $2,108,000 (December 31, 2020 – nil) offset by repayment of debt of $151,854 (December 31, 2020 – nil) and repayments of loans payable of $5,062 (December 31, 2020 – nil). During December 31, 2020 there were advances of $50,000 loans payable proceeds of $89,450, and repayments of convertible debts of $8,607 with no comparable amounts during the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated modest revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As of December 31, 2021, the Company had a working capital deficit of $6,212,204 with approximately $760,000 of cash on hand and an accumulated deficit of $16,092,531. In December 2020, the Company signed a convertible promissory note with a third party to provide an aggregate amount of $450,000 in $25,000 increments weekly, which was sufficient to meet operational needs and has been funded in full. During the year ended December 31, 2021, this note was amended to include an additional $1,000,000 in funding, payable over 90 business days commencing April 16, 2021, of which an amount of $600,000 has been received against the $1,000,000 funding as of December 31, 2021. Further prior to December 31, 2021, the Company has received an additional $1,108,000 in funding with respect to net proceeds of $1,008,000 from certain convertible notes and $100,000 in proceeds with respect to the sale of certain registered shares issued in consideration for put notices under an equity line entered into in fiscal 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement, one of which was deemed effective on September 24, 2021, and the other still pending notice of effect.   The issuance of additional securities may result in significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

Covid-19 Pandemic

The COVID-19 pandemic could have a continuing adverse impact on our existing sponsorship and revenue agreements.  During 2021 the implementation of services under certain of our installation agreements experienced delays as a result of the pandemic. COVID-19 has caused significant disruptions to the global financial markets, which may also continue to impact our ability to raise additional capital. During March 2020, we gave notice of furlough to our administrative support employees in an effort to conserve resources as we evaluate our business development efforts in the coming months.  In April 2020, the Company received a grant of $6,000 and in May 2020 we received a PPP loan and an SBA loan in the approximate cumulative amount of $90,000 for operations. During early 2022 the Company reopened its offices and continued with the hiring of additional staff as well as the upgrading of infrastructure requirements to meet anticipated customer requirements for 2022.    While recent progress in the battle against COVID leads us to believe that the worst of the effects of the pandemic are past, we cannot say with certainty that the situation will not change.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and still subject to change. While significant uncertainty remains, despite the fact that  the Company has been able to source financing, it remains that the COVID-19 outbreak may have a negative impact on its ability to work through its collaborative development efforts with industry partners, and in acquiring venues due to the continuing impact of COVID 19, in particular as a result of the impact to the global supply chain.

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company had a working capital deficit of $6,212,204 with approximately $760,000 of cash on hand and an accumulated deficit of $16,092,531. In December 2020, the Company signed a convertible promissory note with a third party to provide an aggregate amount of $450,000 in $25,000 increments weekly, which was sufficient to meet operational needs and has been funded in full. During the year ended December 31, 2021, this note was amended to include an additional $1,000,000 in funding, payable over 90 business days commencing April 16, 2021, of which an amount of $600,000 has been received against the $1,000,000 funding as of December 31, 2021. Further prior to December 31, 2021, the Company has received an additional $1,108,000 in funding with respect to net proceeds of $1,008,000 from certain convertible notes and $100,000 in proceeds with respect to the sale of certain registered shares issued in consideration for put notices under an equity line entered into in fiscal 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement, one of which was deemed effective on September 24, 2021, and the other still pending notice of effect. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature. As of December 31, 2021, and December 31, 2020, the Company had recorded within Convertible Notes, net of discount, the amount of $8,320,525 and $164,104 for the value of the stock settled debt for certain convertible notes.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements have been included in this prospectus in reliance upon Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC), as experts in accounting and auditing.

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FINANCIAL STATEMENTS TABLE OF CONTENTS

GZ6G TECHNOLOGIES CORP.

 TABLE OF CONTENTS FOR AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GZ6G Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GZ6G Technologies Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Consideration of the Company’s Ability to Continue as a Going Concern” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, obtaining additional financing through loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its access funding from the capital market, and obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures, and (iii) evaluating the probability that the Company will be able to obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 25, 2022

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$759,791	$180,544
Accounts receivable, net	2,000	2,000
Prepaid expenses	18,586	11,267
Subscription receivable	-	150,000
Other current assets	15,949	5,513
Total current assets	796,326	349,324

Property and equipment, net	235,176	8,602
Right to use assets	98,093	-
TOTAL ASSETS	$1,129,595	$357,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$335,037	$234,773
Related party payables	179,769	110
Deferred revenue	209,000	287,000
Debt, current portion	44,156	3,768
Debt, related party	1,065,725	1,217,579
Convertible notes, net of debt discount	5,075,840	52,740
Lease liability	99,003	-
Total current liabilities	7,008,530	1,795,970

Debt, net of current portion	44,000	89,450
Total liabilities	7,052,530	1,885,420

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 issued and outstanding	-	-
Common stock, $0.001 par, 500,000,000 shares authorized, 25,177,973 and 12,793,357 shares issued and outstanding as at December 31, 2021 and December 31, 2020, respectively	25,178	12,793
Additional paid in capital	10,784,308	5,180,816
Accumulated deficit	(16,092,531)	(6,060,923)
Total GZ6G Technologies Corp stockholders’ deficit	(5,263,045)	(847,314)
Non-controlling interest	(659,890)	(680,180)
Total stockholders’ deficit	(5,922,935)	(1,527,494)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,129,595	$357,926

The accompanying notes are an integral part of these audited consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

NET REVENUES	$78,000	$8,887

OPERATING EXPENSES
Cost of revenue	43,121	10,400
Depreciation	20,429	1,948
General and administrative	963,068	232,052
General and administrative, related parties	330,000	240,000
Professional fees	99,099	59,108
Total operating expenses	1,455,717	543,508

(Loss) from operations	(1,377,717)	(534,621)

Other income (expense)
Interest expense	(8,051,277)	(3,996,466)
Loss on note conversion	(714,973)	(364,909)
Change in fair value of derivative liability	-	(28,844)
Total other income (expense)	(8,766,250)	(4,390,219)

Net income (loss)	$(10,143,967)	$(4,924,840)

Less: net income (loss) attributable to Non-controlling interest	(112,359)	(174,896)
Net income (loss) attributable to GZ6G Technologies Corp.	$(10,031,608)	$(4,749,944)

Basic and diluted net loss per common share	$(0.49)	$(0.84)

Weighted average shares, basic and diluted	20,473,723	5,670,970

The accompanying notes are an integral part of these audited consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2019	5,000,000	$20,000	1	$-	4,799,111	$4,799	$273,656	$(1,310,979)	$(505,284)	$(1,517,808)

Derivative liability reclassed upon debt paid	-	-	-	-	-	-	10,584	-	-	10,584
Issuance of common stock for debt conversion	-	-	-	-	7,394,246	7,394	4,747,176	-	-	4,754,570
Issuance of common stock for private placement	-	-	-	-	600,000	600	149,400	-	-	150,000
Net income (loss)	-	-	-	-	-	-	-	(4,749,944)	(174,896)	(4,924,840)
Balance, December 31, 2020	5,000,000	$20,000	1	$-	12,793,357	$12,793	$5,180,816	$(6,060,923)	$(680,180)	$(1,527,494)

Shares issued to acquire additional interest in subsidiary	-	-	-		10,000,000	10,000	(142,649)	-	132,649	-
Fair value of beneficial conversion feature of convertible notes issued	-	-	-	-	-	-	504,027	-	-	504,027
Fair value of convertible debt warrants issued	-	-	-	-	-	-	503,973	-	-	503,973
Warrants issued as financing cost	-	-	-	-	-	-	25,141	-	-	25,141
Issuance of common stock for debt conversion	-	-	-	-	2,051,282	2,052	4,613,333	-	-	4,615,385
Issuance of common stock for private placement	-	-	-	-	333,334	333	99,667	-	-	100,000
Net income (loss)	-	-	-	-	-	-	-	(10,031,608)	(112,359)	(10,143,967)
Balance, December 31, 2021	5,000,000	$20,000	1	$-	25,177,973	$25,178	$10,784,308	$(16,092,531)	$(659,890)	$(5,922,935)

The accompanying notes are an integral part of these audited consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	(10,143,967)	(4,924,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance cost	7,823,512	3,953,295
Financing cost	25,141	-
Fair value adjustments to derivative liability	-	28,844
Loss upon notes conversion	714,973	364,909
Depreciation	20,429	1,948
Amortization of right of use assets	910	-
Fixed assets reclassify to advertising expense	4,990	-
Changes in operating assets and liabilities:
Decrease prepaid expenses	(7,319)	10,400
(Increase) decrease in other current assets	(10,436)	7,398
Increase (decrease) in accounts payable and accrued expenses	100,264	84,663
Increase in related party payables	179,659	300,715
Increase (decrease) in customer deposits	(78,000)	197,000
Net cash provided by (used in) operating activities	(1,369,844)	24,332

Cash Flows from Investing Activities:
Purchase of equipment	(251,993)	(4,990)
Net cash used in investing activities	(251,993)	(4,990)

Cash flows from financing activities:
Advances	-	50,000
Proceeds from private placement	100,000	-
Proceeds from subscription receivable	150,000	-
(Repayment) of debt, related party	(151,854)	-
Proceeds from loan payable	-	89,450
(Repayment) of loan payable	(5,062)	-
Proceeds from convertible notes	2,108,000	-
Repayments to convertible notes	-	(8,607)
Net cash provided by financing activities	2,201,084	130,843

Net increase in cash	579,247	150,185
Cash-beginning of period	180,544	30,359
Cash-end of period	$759,791	$180,544

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,393	$1,393
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Balance of payable to related parties converted to debt, related parties	$-	$1,217,579
Stock-settled debt liability	$11,129,908	$1,204,000
Conversion of debt into common stock	$400,000	$310,558
Stock issued under subscription receivable	$-	$150,000
Initial measurement of right to use assets and lease liability	$157,462	$-
Beneficial conversion feature discount recorded	$1,008,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On August 6, 2021, Mr. William Ray Procniak and Mr. Brian Scott Hale were appointed to the Company’s board of directors and concurrently the Company formed an audit committee, which each of Mr. Hale and Mr. Procniak joined, serving as independent board members.  Concurrently the Company completed an application for an uplist to the OTCQB and submitted the required disclosure through OTCMarkets. The Company was approved for trading on the OTCQB Venture Market on October 25, 2021.

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company had a working capital deficit of $6,212,204 with approximately $760,000 of cash on hand and an accumulated deficit of $16,092,531. In December 2020, the Company signed a convertible promissory note with a third party to provide an aggregate amount of $450,000 in $25,000 increments weekly, which was sufficient to meet operational needs and has been funded in full. During the year ended December 31, 2021, this note was amended to include an additional $1,000,000 in funding, payable over 90 business days commencing April 16, 2021, of which an amount of $600,000 has been received against the $1,000,000 funding as of December 31, 2021. Further prior to December 31, 2021, the Company has received an additional $1,108,000 in funding with respect to net proceeds of $1,008,000 from certain convertible notes and $100,000 in proceeds with respect to the sale of certain registered shares issued in consideration for put notices under an equity line entered into in fiscal 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement, one of which was deemed effective on September 24, 2021, and the other still pending notice of effect. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Covid-19 Pandemic: The COVID-19 pandemic could have a continuing adverse impact on our existing sponsorship and revenue agreements.  During 2021 the implementation of services under certain of our installation agreements experienced delays as a result of the pandemic. COVID-19 has caused significant disruptions to the global financial markets, which may also continue to impact our ability to raise additional capital. During March 2020, we gave notice of furlough to our administrative support employees in an effort to conserve resources as we evaluate our business development efforts in the coming months.  In April 2020, the Company received a grant of $6,000 and in May 2020 we received a PPP loan and an SBA loan in the approximate cumulative amount of $90,000 for operations. During early 2022 the Company reopened its offices and continued with the hiring of additional staff as well as the upgrading of infrastructure requirements to meet anticipated customer requirements for 2022.    While recent progress in the battle against COVID leads us to believe that the worst of the effects of the pandemic are past, we cannot say with certainty that the situation will not change.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and still subject to change. While significant uncertainty remains, despite the fact that  the Company has been able to source financing, it remains that the COVID-19 outbreak may have a negative impact on its ability to work through its collaborative development efforts with industry partners, and in acquiring venues due to the continuing impact of COVID 19, in particular as a result of the impact to the global supply chain.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Consolidation

These consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’). as of December 31, 2021. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021, the Company had $509,791 in excess of the FDIC insured limit, respectively.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of December 31, 2021, and 2020, the Company had recorded within Convertible Notes, net of discount, the amount of $8,320,525 and $164,104 for the value of the stock settled debt for certain convertible notes (see Note 6).

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Topic 842 Leases. ASU 2016-02 requires that most leases be recognized on the financial statements, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements.  The Company elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, classes of shares with conversion features. The computation of basic loss per share for the years ended December 31, 2021 and December 31, 2020 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	December 31, 2021	December 31, 2020
Convertible Notes	4,966,154	256,410
Stock purchase warrants	1,130,487	-
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	56,096,641	50,256,410

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2021	December 31, 2020
Office equipment	$166,372	$23,618
Leasehold improvements	31,919	-
Software	72,330	-
Total	270,621	23,618
Less: accumulated depreciation and amortization	(35,445)	(15,016)
Total property and equipment, net	$235,176	$8,602

Depreciation expense amounted to $20,429 and $1,948 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company reclassified certain assets in the amount of $4,990 into advertising expense.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 4: PREPAID EXPENSES

Prepaid expenses at December 31, 2021 and December 31, 2020 consist of the following:

	December 31, 2021	December 31, 2020
Reseller agreement	$3,467	$11,267
Other expenses	15,119	-
Total	$18,586	$11,267

On January 31, 2017, GZMC entered into a white label reseller agreement with Purple Wifi Limited, a company based in the UK that provides a hosted software solution as a Wifi hotspot platform for use on a company’s Wifi hardware and also provides customer analytics services and marketing opportunities along with ancillary support services. The reseller agreement had an initial term of three years and was subsequently amended to reflect a five (5) year term. Under the terms of the agreement GZMC was required to pay a fee of $52,000 of which a total of $6,450 was unpaid and is included in accounts payable as of December 31, 2021 and December 31, 2020. The total amount expended under the reseller agreement has been recorded as prepaid expenses on the Company’s Balance Sheets and is amortized over the term of the agreement on a five-year straight-line basis as part of general and administrative expense.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Security deposits	$14,691	$4,255
Other deposits and receivables	1,258	1,258
Total	$15,949	$5,513

NOTE 6: DEBT

Secured Revolving Convertible Promissory Note and Securities Purchase Agreement

On July 19, 2019, the Company entered into a Securities Purchase Agreement with Diamondrock LLC (“Diamond”) whereby Diamond has agreed to advance up to $750,000 to the Company by way of a Secured Revolving Convertible Promissory Note with an initial cumulative funding of $169,450 (less an original issue discount (“OID”) of 10% totaling $16,945) to be drawn down in tranches at the election of the Company.   As of December 31, 2019, the Company had drawn down a total of $169,450 of which $16,945 represents the OID and $2,500 represents agreed debt issue costs, for total net proceeds to the Company of $150,005.  The Company is required under the terms of the agreement to repay the draw downs in four equal installments, plus accrued interest of 5% per annum, with the initial installment commencing 90 days after the first draw down under the agreement.

Further, the Company was required to pay a commitment fee in the amount of $112,500 on signing of the agreement by way of the initial issuance of a total of 100,000 shares.   Diamond may sell the commitment fee shares subject to applicable securities regulations and may request additional shares from the Company at a future date should the aggregate value of the shares when sold generate less than the agreed $112,500 commitment fee.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

Secured Revolving Convertible Promissory Note and Securities Purchase Agreement (continued)

Under the terms of the convertible note, on or after maturity the note may converted to shares of common stock in whole or in part equal to 60% of the lowest of the Volume Weighted Average Price for each of the fifteen (15) days immediately preceding the date of the Notice of Conversion.  The convertible note qualifies for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The fair value of the $150,005 Notes was calculated using the Black-Scholes pricing model at $173,585, with the following assumptions: risk-free interest rate of 1.53% ~ 1.60%, expected life of 0.6 year, volatility of 175% ~ 292%, and expected dividend yield of zero.  Because the fair value of the note exceeded the net proceeds from the $150,005, a charge was recorded to “Financing cost” for the excess of the fair value of the note.

The Company issued 100,000 shares on August 26, 2019 to satisfy the commitment fee. The Company valued issuance at the closing price of the Company’s Common Stock as traded on the OTCMarkets on the date of issuance, and consequently recorded stock-based compensation of $110,000.

On August 26, 2020, a Revolving Secured Convertible Promissory Note Assignment and Purchase Agreement (the “Purchase Agreement”) was entered into between Diamond and Ilya Aharon (the “Buyer”). Under this Agreement, the Buyer acquired the Secured Revolving Convertible Promissory Note (“Diamond Note”) from Diamond for cash consideration of $147,000.  The Purchase Agreement assigned all obligations of the Company and the guarantor under the terms of the original Diamond Note to Buyer.

On September 5, 2020, the Board of Directors approved the issuance of a new Convertible Promissory Note (the “New Note”) to Buyer in the amount of $147,000 thereby terminating all obligations of the Company and guarantor under the Diamond Note. The note was unsecured and non-interest bearing.

Under the New Note the Company had the right to prepay all or any portion of the New Note at any time upon 30 days written notice to the debtholder, without penalty at the debtholder’s discretion. The debtholder has the right at any time with 3 days written notice to convert any part of the New Note into shares of the Company’s common stock at a conversion rate of a 40% discount to the lowest market price at the close of market during the 60 days immediately prior to the notice of conversion. The Company recorded $748,192 as liability on stock settled debt associated with this New Note and expensed $748,192 as amortization of debt discount in the year ended December 31, 2020.

On October 1, 2020, the Company received a Notice of Conversion in respect to the New Note and converted the full value of the debt ($147,000) into 3,500,001 shares.

Due to the variable conversion price associated with the Revolving Secured Convertible Promissory Note disclosed above, the Company has determined that the debt discount is a derivative liability for instruments which are convertible and have not yet been settled. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives on the date they are deemed to be derivative liabilities. The initial embedded derivative liability of $173,585 was recorded as a derivative liability on the consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting non-cash gain or loss related to the change in the fair value being charged to earnings (loss).

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

Secured Revolving Convertible Promissory Note and Securities Purchase Agreement (continued)

The carrying value of the Diamond Note and the New Note is as follows:

	December 31, 2021	December 31, 2020
Principal issued	$-	$162,589
Repayment	-	(8,607)
Accrued interest payable	-	4,270
Gain on extinguishment of note	-	(11,252)
Settled with shares	-	(147,000)
Amortization of debt discount	-	-
Total:	$-	$-

The interest expenses of these convertible notes are as follows:

	Year ended December 31,
	2021	2020
Interest expense on the convertible notes	$-	$5,462
Financing cost	-	-
Amortization of debt discount	-	804,005
Total:	$-	$809,467

The accrued interest payable is as follows:

Balance, December 31, 2019	$201
Interest expense on the convertible notes	5,462
Payment to interest	(1,393)
Debt Assignment and Purchase Agreement	(4,270)
Balance, December 31, 2020	$-

As a result of the application of ASC No. 815 in period ended December 31, 2020 and at the commitment date, the fair value of the debt discount associated with the convertible notes is summarized as follows:

Balance at December 31, 2019	154,847
Derivative liability reclassified to additional paid in capital upon debt paid	(10,584)
Loss on change in fair value during the period	28,844
Gain on extinguishment	(173,107)
Balance at December 31, 2020	$-

The loss on conversion in the year ended December 31, 2020 as follow:

Principal	$147,000
Stock-settled liability	748,192
Total	895,192
3,50,001 shares issued per notice of conversion	1,351,000
Loss on conversion in December 31, 2020	$455,808

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

Advances Payable allocated to Convertible Note

During the year ended December 31, 2019, the Company received $150,000 from an unrelated third party.  Proceeds were for shortfalls in operational expenses.  The advance was non-interest bearing, and there were no specific terms of repayment at that time. On December 21, 2020, the Lender and the Company agreed to allocate interest in the amount of 6% per annum and to accrue interest from the date the advance was first entered into.  At this time the Company executed a convertible promissory note with principal amount of $150,000. The note was due and payable on the one-year anniversary of the date of each advance and was convertible at a price of 15% of the market closing price 5 days prior to presentation of a notice of conversion. The Company recorded $35,185 as liability on stock settled debt associated with this convertible note. The Company recorded interest expenses of $13,558 during the year ended December 31, 2020.

On December 30, 2020, a Convertible Promissory Note Assignment and Purchase Agreement (the “Purchase Agreement”) was entered into between the note holder and a buyer (the “Buyer”). Under this Agreement, the Buyer acquired the Convertible Promissory Note for cash consideration of $163,558 from the holder.  The Purchase Agreement assigned all obligations of the Company and the guarantor under the terms of the original convertible note to the Buyer.

On December 20, 2020, the Board of Directors approved the issuance of a new Convertible Promissory Note to the Buyer in the amount of $163,558 thereby terminating all obligations of the Company and guarantor under the original convertible promissory note above. The note is unsecured and non-interest bearing.

Under the new Convertible Promissory Note the Company had the right to prepay all or any portion of the new convertible promissory note at any time upon 30 days written notice to the debtholder, without penalty at the debtholder’s discretion. The debtholder has the right at any time with 3 days written notice to convert any part of the New Note into shares of the Company’s common stock at a conversion rate of a 40% discount to the lowest market price at the close of market during the 120 days immediately prior to the notice of conversion. The Company recorded $3,111,366 as the liability on stock settled debt associated with this New Note.

On December 31, 2020, the Company received a Notice of Conversion in respect to the New Note and converted the full value of the debt $163,558 into 3,894,245 shares.

The carrying value of the Advance payable and the New Note is as follows:

	Convertible Note	Advances payable
Balance, December 31, 2019	$-	$150,000
Debt Assignment and Purchase Agreement	150,000	(150,000)
Accrued interest expenses	13,558	-
Settled with common shares	(163,558)	-
Balance, December 31, 2020	$-	$-

The interest expenses of this convertible note above are as follows:

	Year ended December 31,
	2021	2020
Interest expense on the convertible notes	$-	$13,558
Amortization of debt discount	-	3,146,551
Total	$-	$3,160,609

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

Advances Payable allocated to Convertible Note

The loss on conversion during the year ended December 31, 2020 as follow:

Principal	$163,558
Stock-settled liability	3,146,551
Total	3,310,109
3,894,245 shares issued per notice of conversion	3,403,570
Loss on conversion in December 31, 2020	$93,461

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

During the fiscal year ended December 31, 2021 and 2020, the Company received weekly tranche deposits for an aggregate of $1,100,000 and $50,000, respectively. The Company recorded $11,656,833 and $164,104, respectively, as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

On October 27, 2021, the Company issued 2,051,282 shares of common stock to lender eSilkroad Network Ltd. in consideration for $400,000 in loans previously provided under the terms of a convertible note agreement convertible at $0.195 per share.

The carrying value of tranches is as follows:

	December 31, 2021	December 31, 2020
Principal	$750,000	$50,000
Stock-settled liability	8,320,525	164,104
Total	9,070,525	214,104
Unamortized debt discount	(4,067,059)	(161,364)
Debt carrying value	$5,003,466	$52,740

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

Loan Treaty Agreement

The interest expenses of traches are as follows:

	Year ended December 31,
	2021	2020
Interest expense on notes	$50,915	$66
Amortization of debt discount	7,751,138	2,740
Total:	$7,802,052	$2,806

The accrued interest payable is as follows:

Balance, December 31, 2020	$66
Interest expense on the convertible notes	50,915
Balance, December 31, 2021	$50,981

The loss on conversion during the year ended December 31, 2021 is as follows:

Principal	$400,000
Stock-settled liability	3,500,412
Total	3,900,412
2,051,282 shares issued per notice of conversion	4,615,385
Loss on conversion in December 31, 2021	$714,973

Convertible Debt

On November 11, 2021, the Company entered into a Promissory Note with an investor in which the investor has agreed to lend the Company the principal amount of $560,000 for the purchase price of $504,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 560,000 common shares at $1.00 per share for a term of three (3) years.

On December 16, 2021, the Company entered into a Promissory Note with an investor in which the investor has agreed to lend the Company the principal amount of $560,000 for the purchase price of $504,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 560,000 common shares at $1.00 per share for a term of three (3) years.

In accordance to ASC 470 – Debt, the proceeds of $1,008,000 was allocated based on the relative fair values of the convertible note and the warrant of $504,027 and $503,973, respectively. The Warrant was valued at $503,973 was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a BCF in the amount of $616,027 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,120,000.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

Convertible Debt (continued)

The carrying value of tranches is as follows:

	December 31, 2021	December 31, 2020
Principal	$1,120,000	$-
Unamortized debt discount	(1,047,626)	-
Debt carrying value	$72,374	$-

The interest expenses of traches are as follows:

	Year ended December 31,
	2021	2020
Interest expense on notes	$13,440	$-
Amortization of debt discount	72,374	-
Total:	$85,814	$-

The accrued interest payable is as follows:

Balance, December 31, 2020	$-
Interest expense on the convertible notes	13,440
Balance, December 31, 2021	$13,440

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

As at December 31, 2021, the Company had accrued interest payable of $2,672 in respect of this loan. (December 31, 2020 - $1,022).

PPP funds

The Paycheck Protection Program (“PPP”) is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses.

 GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6: DEBT (continued)

PPP funds (continued)

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

On May 14, 2020, the Company received PPP proceeds of $45,450.

As of December 31, 2021, the Company paid $5,702 including $5,061 in principal and $641 in interest payable in respect of this loan.  The Company is currently in the process of applying for forgiveness of the loan in full.

A schedule of the total long-term debt is below:

	December 31, 2021	December 31, 2020

SBA Loan	$44,000	$44,000
PPP Loan	40,389	45,450
Total	84,389	89,450
Current portion	(40,389)	-
Debt, long term	$44,000	$89,450

Interest accrued, reflected as accounts payable	$2,672	$1,310

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of December 31, 2021 and December 31, 2020, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default at the year ended December 31, 2020 and remains in default.

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

 GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 7:  CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES (continued)

The following table provides balances of customer receivables and contract liabilities as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (2), (a), (b), (c)	$209,000	$287,000

(1)	While the Company has outstanding customer invoices for a total of $1,395,000 and $1,460,000 (net of customer deposits received of $209,000 and $287,000, respectively as at December 31, 2021 and December 31, 2020), these amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets.

(2)	Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract. As of December 31, 2021 and December 31, 2020, we have recognized $78,000 and $0, respectively, in revenue from customer deposits on hand. The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

Performance Obligations

As of December 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with certain customer contracts that have been invoiced but remain unsatisfied (or partially satisfied) is approximately $1,550,000. While we had originally expected to recognize approximately 30% of this revenue through 2020, with the balance recognized thereafter, the impact of COVID-19 has had a significant impact on these contracts.  The Company is currently in negotiations to determine the best way to proceed with the delayed implementation of these contracts, or their termination.

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

(b) On July 11, 2019, GZMC entered into an Airport WiFi Sponsorship Marketing Agreement with a third party whereunder GZMC will secure long-term, exclusive and non-exclusive smart venues for WiFi marketing, digital marketing and data analytics for various brand sponsors at various airports across the United States. There were several venues anticipated under the terms of the agreement with installations commencing on various schedules. GZMC generated invoices for $100,000 for each of 13 venues, whereby $65,000 per venue is due on receipt of the invoice and the remaining $35,000 is due sixty days thereafter. As at December 31, 2021 and December 31, 2020, the Company had received partial payments of $130,000 against the initial deposit required. Previously the Company expected revenue recognition under these contracts to commence in fiscal 2020, however, as a result of the impact of the COVID-19 pandemic, the project has been delayed indefinitely. Funds originally provided for the implementation of this project are anticipated to be applied as a deposit on a project yet to be identified or otherwise, repaid.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 7:  CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES (continued)

(c) On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement described in Note 9(3) below. As the installation had not yet been fully performed under the purchase order as of December 31, 2020, $132,000 is reflected as Deferred Revenue on the balance sheet. During the fiscal year ended December 31, 2021, the Company completed the installation terms included in the purchase order and as a result $78,000 has been reflected as revenue as at December 31, 2021. The remaining $64,000 included in deferred income relates to future service obligations under the contract which will be earned over the term of the service contract.

NOTE 8: RELATED PARTY TRANSACTIONS

Terrence Flowers

As at December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers, leaving a balance due of $110 at December 31, 2021 and 2020. The amount is reflected on the balance sheet in related party payables.

Coleman Smith and ELOC Holdings Corp.

On July 9, 2018, Mr. William Coleman Smith was appointed to the Board of Directors of the Company and as President, Secretary and Treasurer of the Company.  Subsequently, on July 10, 2018, the Company executed a consulting agreement with ELOC Holdings Corp. whereby ELOC will provide the services of Mr. Smith for a fee of $10,000 per month. ELOC Holdings, Corp is a company controlled by Mr. Smith.

On April 29, 2014, our 60% controlled subsidiary, GZMC, entered into a management and consulting agreement with Mr. Smith, the sole officer and director of GZMC whereunder GZMC was required to pay an annual salary of $120,000 to Mr. Smith.

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

During the fiscal year ended December 31, 2021, the Company paid a total of $151,854 to ELOC to pay down the principal balance on the loan.

The following amounts were included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	$1,065,725

The Company recorded associated interest expenses of $55,713 and $22,629 for the fiscal years ended December 31, 2021 and 2020, respectively.

During the fiscal year ended December 31, 2021, the Company accrued $120,000 in management fees to ELOC and paid management fees to Coleman Smith of $210,000.  Further, Mr. Smith received payments for expenses and invoiced the Company for expenses paid on behalf of the Company leaving a net amount due for expenses of $17,085.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 8: RELATED PARTY TRANSACTIONS (continued)

Coleman Smith and ELOC Holdings Corp. (continued)

The following amounts were included in related party payables on our Balance Sheets:

	December 31, 2021	December 31, 2020
Coleman Smith, President	$3,946	$-
Interest payable	55,713
ELOC Holdings Corp.	120,000	-
Terrence Flowers	110	110
	$179,769	$110

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

As of December 31, 2020 and March 31, 2021, the Company was unaware of the judgement.  In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company remitted a further $2,420 towards the outstanding balance. At December 31, 2021 a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9: COMMITMENTS (continued)

(3)	On September 14, 2020, GZMC entered into a WiFi Media Solution Agreement (the “Media Agreement”) with a city in Iowa in regard to a city owned location (“venue location”) whereby GZMC was granted rights to provide sponsorship advertising, performance marketing and professional services. Under the terms of the Media Agreement, GZMC must pay fees to the city at an annual rate of $94,000 per annum for a period of 5 years following the initial operation of the venue location, the opening of which was delayed past December 31, 2021 as a result of COVID-19 restrictions. GZMC is anticipating the start date for this project to occur during fiscal 2022 based on acquiring the various bonds and licenses as may be required and the official commencement of venue services.

(4)	On May 19, 2021, the Company signed an 18-month lease for office premises in California located at 1 Technology Drive, Bldg B, Irvine, CA 92618, Suite no. B123 occupying approximately 6,498 square feet of usable space. The terms of the lease provide for basic monthly rent in the first year of approximately $9,097 per month, and $9,487 for each of the remaining six months. In addition, the tenant is responsible for their share of operating expenses, utilities and services. As a result of the adoption ASU No. 2016-02 – Topic 842 Leases, the Company recognized a lease liability and right-to-use asset of approximately $157,462, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 6.75% on June 1, 2021. Total future payments are $102,408 and imputed interest is $3,405, leaving lease liabilities of $99,003 as at December 31, 2021.

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

On each of November 2, 2021, and November 3, 2021, the Company presented a Put to World Amber Corporation, pursuant to the Effective S-1 Registration Statement for $50,000 each Put, the cumulative $100,000 in funds requiring the issuance of 333,334 shares of registered common stock at $0.30 per share.

(5)	On November 10, 2021, the Company entered into a Registration Right Agreement with Mast Hill Fund, L.P., whereby the Company has agreed, upon the terms and subject to the conditions of the Purchase Agreement, to sell to the Investor up to Ten Million Dollars ($10,000,000.00) of Put Shares (as defined in the Purchase Agreement) and to induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “Securities Act”), and applicable state securities laws.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 10: CAPITAL STOCK (continued)

Common Stock

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

On October 27, 2021, the Company issued 2,051,282 shares of common stock to lender eSilkroad Network Ltd. in consideration for $400,000 in loans previously provided under the terms of a convertible note agreement convertible at $0.195 per share.

On each of November 2, 2021, and November 3, 2021, the Company presented a Put to World Amber Corporation, pursuant to the Effective S-1 Registration Statement for $50,000 each Put, for a cumulative $100,000 in funds requiring the issuance of 333,334 shares of registered common stock at $0.30 per share.

During the year ended December 31, 2020, the Company issued a total of 600,000 shares in respect to a private placement at $0.25 per share for total proceeds of $150,000. The $150,000 is reflected on the balance sheets of the Company as a Subscription Receivable and was received in January 2021.

As of December 31, 2021 and December 31, 2020, there were 25,177,973 and 12,793,357 shares of common stock issued and outstanding, respectively.

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

On December 31, 2021 and December 31, 2020, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

On December 31, 2021 and December 31, 2020, there is 1 share of Series B Preferred stock issued and outstanding.

Share Purchase Warrants

On November 11, 2021, the Company entered into a Warrant Agreement with J.H. Darbie and Company, an authorized, registered broker dealer, wherein J.H. Darbie and Company may purchase 10,487 shares of common stock for $1.00 per share, as a Finder’s Fee for introducing the Company to MHFLP. The fair value of the warrants granted was estimated at $25,141 using the Black-Scholes pricing model

In November and December 2021, the Company issued accumulated 1,120,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements into with the convertible note holder and subscribers. The fair value of the warrants granted was estimated at $503,973 using the Black-Scholes pricing model.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 10: CAPITAL STOCK (continued)

Share Purchase Warrants (continued)

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	279~293%
Risk-free interest rate	0.83~1.22%
Expected life (years)	3.00~5.00
Stock Price	$1.99~ $2.40
Exercise Price	$1.00

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	560,000	November 2024
$1.00	560,000	December 2024
$1.00	10,487	November 2026

A summary of the warrant activity for the year ended December 31, 2021 is as follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2020	-	$-	-	$-
Grants	1,130,487	1.00	3.02	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2021	1,130,487	$1.00	2.93	$-

Exercisable at December 31, 2021	1,130,487	$1.00	2.93	$-

NOTE 11: INCOME TAX

The income tax expense (benefit) at a federal rate of 21% and a state tax rate of 0% consisted of the following for the years ended December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Expected benefit at federal statutory rate	$2,106,600	997,500
Change in valuation allowance	(2,106,600)	(997,500)
	$-	$-

The Company had deferred income tax assets as of December 31, 2021 and 2020 as follows:

	December 31, 2021	December 31, 2020
Loss carryforwards	$3,372,800	$1,266,200
Less - valuation allowance	(3,372,800)	(1,266,200)
Total net deferred tax assets	$-	$-

The Company has several unfiled tax years since a change in control in fiscal 2018, and certain prior filed returns are also open for examination by the taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented above. The Company had no accruals for interest and penalties at either December 31, 2020 and 2019. The Company’s utilization of any net operating loss carry-forward may be unlikely as a result of the change in control which occurred in fiscal 2018 and its change in business activities.

NOTE 12: SUBSEQUENT EVENTS

On February 7, 2022, the board of directors of the Company approved and authorized an increase of $10,000 per month in salary for the sole officer of the Company, William Coleman Smith, effective January 1, 2022.

Subsequent to the year ended December 31, 2021, pursuant to an Engagement Agreement with Carter, Terry & Company, an authorized, registered broker dealer, the Company issued a total of 10,769 compensation shares.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events requiring disclosure.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only one person who is the Company’s principal executive officer and principal financial officer and, (ii) the Company has just recently formed an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weaknesses, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large, accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B – OTHER INFORMATION

None

ITEM 9C- DISCLOSURE REGARDING FOREGIN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE

We are dependent on the efforts and abilities of senior management. The interruption of services of senior management could have a material adverse effect on our operations, profits and future development if suitable replacements are not promptly obtained. No assurance can be given that each executive will remain with us. All of our officers and directors will hold office until their resignation or removal.

The following table sets forth the names and ages of our current directors and executive officers as well as the principal offices and positions held by each person. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors.  Other than Mr. Smith, we have no promoters as Rule 405 of Regulation S-K defines that term.

NAME	AGE	POSITION
William Coleman Smith	60	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Brian Scott Hale	55	Director
William Ray Procanik	50	Director

EXECUTIVE SUMMARIES

William Coleman Smith, Founder, Sole Officer and Director, Member of Audit Committee

Coleman Smith has more than 25 years in the telecommunication industry and as a tech entrepreneur. He established two of the largest global cloud-based application networks for the media and education industry, and developed sales channel partnerships to launch a global e-learning network that sold software (SaaS) products through partner resellers worldwide, which he eventually sold in 2005. Because of his global network, in 2006 he started a digital marketing agency which was the first web-based cloud, ad network that grew to over 6,500 publishing partners, which transformed online display advertising before selling in 2010.

April 29, 2018, to Present:

Mr. Smith serves as the Chairman of the Board, Chief Executive Officer and President of Green Zebra Media Corp, the Company’s wholly owned subsidiary.

December 28, 2003, to Present:

Smith also serves as Chairman of the Board, CEO, and President of ELOC Holdings Corporation since its inception. ELOC Holdings Corporation is a digital media technology holdings company. Subsidiaries own and operate proprietary Web TV channels, social media network channels, 100’s of hours of documentaries, training and education programs, e-learning technology, digital content distribution technology, file sharing & collaboration technology, digital video production, and software development.

An experienced industry executive, Mr. Smith held numerous roles in Fortune 500 companies, including Major and National Account Representative for MCI Communications, Senior Clinical Representative for General Electric, and Senior Business Analyst for Dun and Bradstreet.

A recipient of numerous business awards such as the Ernst & Young Executive of the Year in 1999 and the Ernst & Young Entrepreneur of the Year in 1996, Smith also holds several ExecRank Certifications from “Understanding SEC Compliance” to “Translating Cybersecurity.” He’s also authored 13 Keep It Simple series books for Entrepreneurs.

In addition to his storied business career, Smith served as a military medic in the United States Navy from 1985 to 1990 and was honorably discharged.

Smith is a graduate of East Tennessee State University with a Bachelor of Science degree in Finance and also has his master’s degree in Business Administration from the University of Southern California.

Brian Scott Hale:  August 6, 2021 – Independent Director of GZ6G Technologies Corp., Member of Audit Committee

Mr. Hale has been the owner, and operator of Anchor Commercial Development, a commercial real estate development company, since August 2003, and continues to run Anchor Commercial Development on a daily basis, responsible for the day-to-day business operations. Mr. Hale has more than 20 years of commercial real estate development experience and has successfully founded, operated, and managed over a dozen multi-million-dollar companies with a focus on shopping center construction, renovation, maintenance, and management. Mr. Hale successfully opened, and was heavily involved, in every step of construction with his first shopping center, Dayco Crossing in 2003, a 44,000 sq. feet shopping center in Dayton, Tennessee. Today, he continues to build successful centers throughout the country with his company Anchor Commercial Development. Mr. Hale is poised to assist the facilitation of development for the company through technical analysis and creative solutions.

William Ray Procanik – August 6, 2021 - Independent Director – GZ6G Technologies Corp., Member of Audit Committee

Mr. Procanik has been the owner and operation of RIS Sales, an independent manufacturing company that consults and provides sales representation, for new retail products looking to supply a Big Box Retailer, since July 2014.  He continues to run RIS Sales on a daily basis, overseeing the day-to-day operations of the company. Mr. Procanik has been in sales management and business development for the past twenty-five years and has worked with Fortune 500 Companies, as well as start-up companies and family businesses.  In addition to sales management and business development, Mr. Procanik has experience in strategic planning, executive recruiting, contract negotiations, public relations and public speaking, and multi-store retail management.  Mr. Procanik attended college at Springfield College, in Springfield, Massachusetts from 1990-1994, and studied business and liberal arts.  He participated in College Varsity Football, Big Brothers/Big Sisters of Springfield MA and was involved in student government, and Young Entrepreneurs Organization.  Mr. Procanik currently resides in Connecticut.

During the past ten years, except as noted above, the officers and directors of the Company have not been the subject of the following events:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or
ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

There are no family relationships among any of our officers or directors.

Committees of the Board of Directors

The Company has an audit committee comprised of two independent directors.

We have recently formed an audit committee with a “financial expert” within the meaning of the rules and regulations of the SEC.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2021, the Company did not have a requirement for Reporting Persons to file reports under Section 16(a) of the Act.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our CEO (William Coleman Smith) during the years ended December 31, 2021 and December 31, 2020. Mr. Smith is the sole officer and director that received compensation from us for the years ended December 31, 2021 and 2020 in excess of $100,000. William Smith’s various employment agreements each provide for salary payments of $10,000.00 per month, respectively. Our Board of Directors may adopt an Equity Incentive Plan for us that may result in the granting stock based compensation for our CEO.

Name and Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred ($)	All other Compensation ($)	Total ($)
William C. Smith CEO, CFO, Treasurer, Secretary	2021	$330,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	$330,000(1)

William C. Smith CEO, CFO, Treasurer, Secretary	2020	$240,000	-0-	-0-	-0-	-0-	-0-	-0-	$240,000(1)

(1) Of this amount $120,000 is unpaid and accrued monthly to Mr. Smith’s controlled entity, ELOC Holdings, Corp.

Notes to Summary Compensation Table:

On July 9, 2018, Mr. William Coleman Smith was appointed to the Board of Directors of the Company and as President, Secretary and Treasurer of the Company.  Subsequently, on July 10, 2018, the Company executed a consulting agreement with ELOC Holdings Corp. whereby ELOC will provide the services of Mr. Smith for a fee of $10,000 per month. ELOC Holdings, Corp is a company controlled by Mr. Smith.

On April 29, 2014, our 60% controlled subsidiary, GZMC, entered into a management and consulting agreement with Mr. Smith, the sole officer and director of GZMC whereunder GZMC was required to pay an annual salary of $120,000 to Mr. Smith.

Effective April 1, 2021, the Company revised Mr. Smith’s compensation so that he receives $10,000 per month directly as an employee in addition to accrued monthly fees for management services provided through controlled entity ELOC of $10,000, and $10,000 in paid monthly salary from GZMC.

Director Compensation

Currently, there is no compensation in any form including payments of cash or in equity paid for services rendered as Directors. Additionally, no award of salary or equity has been accrued as payable for any director for any current or prior service.  At this time no other plan for compensation has been developed for either salary or equity compensation. It is contemplated that the registrant would develop and approve a plan as soon as it has adequate resources to do so.  Any future plans would be commensurate with the service provided and not exceed any industry standard for the size and performance of comparable companies in the same industry.

Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

There is no compensation disclosed on the Director Compensation Table below as the Directors of the Company received no compensation as Directors; instead, any compensation received is shown in the Executive Compensation Summary Table above for those Officers who happen also to be Directors of ours.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value and
	Fees Earned or			Non-Equity Incentive	Nonqualified Deferred
	Paid in Cash	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
William C. Smith	0	0	0	0	0	0	0
William Ray Procanik	0	0	0	0	0	0	0
Brian Scott Hale	0	0	0	0	0	0	0

On August 6, 2021, Mr. Brian Scott Hale and Mr. William Ray Procanik were appointed to the Board of Directors; both agreed to serve on the Board for a minimum of six months, without compensation.

Code of Ethics

We have not adopted a Code of Ethics and plan to do so in the future.

Conflicts of Interest

The only conflicts that we foresee are that our officers and directors will devote time to projects that do not involve us.

Family Relationships

There are no family relationships between any director or executive officer.

Director Independence

Our board of directors is currently composed of three members, two of whom qualify as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to our management and us.

Security Holders Recommendations to Board of Directors

We welcome comments and questions from our shareholders. Shareholders can direct communications to our Investor Relations team. However, while we appreciate all comments from shareholders, we may not be able to individually respond to all communications. We attempt to address shareholder questions and concerns in our press releases and documents filed with the SEC so that all shareholders have access to information about us at the same time. All communications addressed to our Director and Executive Officers will be reviewed by the appropriate Officer unless the communication is clearly frivolous.

Board Committees

We have recently formed an audit committee, consisting of our three board members, two of whom are independent.  We do not have any other board committees including a nominating, compensation, or executive committee. We currently have limited operating revenues. Presently, we have two independent directors. If we are able to grow our business and increase our operations in the future, then we will likely seek out and retain additional independent directors with additional financial expertise and expect to form, compensation, and other applicable committees. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. Our directors perform all functions that would otherwise be performed by committees.

Our board is actively involved in our risk oversight function and collectively undertakes risk oversight as part of our monthly management meetings. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors. We may adopt a diversity policy in the future in connection with our anticipated growth.

Long-Term Incentive Plans

We do not have a Long-Term Incentive Plan that involves ongoing Restricted Stock and Stock Option grants of which are performance based. We have not issued any Stock Option grants.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at March 18, 2022 with respect to the beneficial ownership of shares of Common Stock and Series A Preferred Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As ofMarch 18, 2022, we had 25,188,742 shares of Common Stock; 5,000,000 shares of Series A Preferred Stock issued and outstanding; and 1 share of Special 2018 Series B Preferred Stock issued and outstanding to our Directors and Executive Officers as a group.

Name and address of beneficial owner	Common Stock	Series A Preferred Stock (2)	Series B Preferred Stock	Beneficial Ownership as Converted	Percentage of Class of Stock (1)
William Coleman Smith 3333 Michelson Dr., 3rd Floor Irvine, California 92612	62,500,000(2)	5,000,000	1	50,000,000 shares of common stock as to Series A(2) Series B - No Rights of Conversion	83.1% Common 100% Series Preferred A 100% Series B Preferred
William Ray Procniak 58 Woodley Court, Unit 16, Meriden CT, 06450	540	-	-	-	<0% Common
Brian Scott Hale 3035 Rhea Hwy, Suite 150 Dayton TN 37321	600,000	-	-	-	0.008% Common
Total	63,100,540	5,000,000	1		83.93% Common 100% Series Preferred A 100% Series B Preferred

(1) Based on 75,188,742 shares outstanding including 25,188,742 common shares currently issued and outstanding, and 50,000,000 shares of common stock available for conversion from 5,000,000 shares of Series A Preferred held by Mr. Smith.

(2) Includes 5,000,000 shares of Series A Preferred Stock as converted. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

In a private transaction, Mr. William Coleman Smith acquired 2,500,000 shares of the Company’s common stock from the former controlling shareholder, Mr. Terrence Flowers, for total consideration of $15,000 and became the Company’s controlling shareholder.

On November 19, 2018, the Company issued a total of 5,000,000 shares of Series A Preferred Stock and 1 share of Series B Preferred Stock to William Coleman Smith, our sole director and officer, as partial consideration in exchange for 51% of the outstanding shares of GZMC.

On April 29, 2021, Mr. Smith was issued 10,000,000 shares of common stock in exchange for an additional 9% ownership of Green Zebra Media Corp.

The Series A Preferred Stock has a number of rights, privileges and preferences in accordance with the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed by us with the Nevada Secretary of State, including the following:

●	Voting Rights: The Series A Preferred Stock have one vote for each share owned.

●	Adverse Effects: The Corporation shall not amend, alter or repeal the preferences, rights, powers or other terms of A Preferred Stock without the written consent of the holder(s) of the Series A Preferred Stock.

●	Conversion: The shares of Series A Preferred Stock shall convert into common shares at the rate of 10 new shares for every one share of Special 2018 Series A Preferred Stock owned. The holder of the Special 2018 Series A Preferred Stock can convert the shares into common shares at any time.

●	Dividends: The Series A Preferred Stock are not entitled to any dividends.

●	No Impairment. The Corporation shall not intentionally take any action which would impair the rights and privileges of the Special 2018 Series A Preferred Stock.

The Special Series B Preferred Stock has a number of rights, privileges and preferences in accordance with the Certificate of Designations, Preferences and Rights of Special Series B Preferred Stock filed by us with the Nevada Secretary of State, including the following:

●	Voting Rights: The Special 2018 Series B Preferred Stock stockholder is entitled to 51% of all votes (including, but not limited to, common stock, and preferred stock (including on an as converted basis) entitled to vote at each meeting of the stockholders of the Corporation (and written actions of the stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration.

●	Adverse Effects: The Corporation cannot amend, alter, or repeal the preferences, rights, powers or other terms of the Special 2018 Series B Preferred Stock without the written consent or affirmative vote of the holder of the Special 2018 Series B Preferred Stock.

●	Dividends: The Special 2018 Series B Preferred Stock shall not be entitled to any dividends.

●	No Impairment: The Corporation shall not intentionally take any action which would impair the rights and privileges of the Special 2018 Series B Preferred Stock.

Change-in-Control Agreements

We are not aware of any arrangements that could result in a change of control. Mr. William Coleman Smith is currently the controlling shareholder of the Company and upon conversion of his Series A Preferred Shares would remain the controlling shareholder of the Company

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Coleman Smith and ELOC Holdings Corp.

On July 9, 2018, Mr. William Coleman Smith was appointed to the Board of Directors of the Company and as President, Secretary and Treasurer of the Company.  Subsequently, on July 10, 2018, the Company executed a consulting agreement with ELOC Holdings Corp. whereby ELOC will provide the services of Mr. Smith for a fee of $10,000 per month. ELOC Holdings, Corp is a company controlled by Mr. Smith.

On April 29, 2014, our 51% controlled subsidiary, GZMC, entered into a management and consulting agreement with Mr. Smith, the sole officer and director of GZMC whereunder GZMC was required to pay an annual salary of $120,000 to Mr. Smith.

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

During the fiscal year ended December 31, 2021, the Company paid a total of $151,854 to ELOC to pay down the principal balance on the loan.

The following amounts were included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	$1,065,725

The Company recorded associated interest expenses of $55,713 and $22,629 for the fiscal years ended December 31, 2021 and 2020, respectively.

During the fiscal year ended December 31, 2021, the Company accrued $120,000 in management fees to ELOC and paid management fees to Coleman Smith of $210,000.  Further, Mr. Smith received payments for expenses and invoiced the Company for expenses paid on behalf of the Company leaving a net amount due for expenses of $17,085.

The following amounts were included in related party payables on our Balance Sheets:

	December 31, 2021	December 31, 2020
Coleman Smith, President	$3,946	$-
Interest payable	55,713	-
ELOC Holdings Corp.	120,000	-
	$179,769	$-

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

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A) any of our director(s) or executive officer(s);

(B) any nominee for election as one of our directors;

(C) any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors includes two independent directors.

RECENT SALES/ISSUANCE OF UNREGISTERED SECURITIES.

Between January 1, 2020 and December 31, 2021, and through March 18, 2022, we have issued the following securities.

(1)	Subsequent to a partial assignment of a Convertible Note, to various purchasers on September 28, 2020, the Company received notices of election to convert the entire principal balance of $147,000 on October 1, 2020. The Company issued a total of 3,500,001 shares of common stock to six individuals in full and final settlement of the New Note on October 26, 2020.

(2)	Subsequent to a partial assignment of Convertible Note, to various purchasers on December 30, 2020, the Company received notices of election to convert the entire principal balance of $150,000, plus accrued interest of $13,558.31, on December 31, 2020. The Company issued a total of 3,894,245 shares of common stock to six individuals in full and final settlement of the New Note on December 31, 2020.

(3)	On December 30, 2020, 600,000 common shares were purchased by a third party for the total amount of $150,000.00; at $0.25 per share. These shares were issued on January 26, 2021, and are restricted.

(4)	On April 29, 2021, 10,000,000 common shares were issued to William Coleman Smith in exchange for an additional 9% ownership of Green Zebra Media Corp.

(5)	On November 11, 2021, the Company entered into a Promissory Note with Mast Hill Fund, L.P. (“MHFLP”), a Delaware limited partnership in which MHFLP has agreed to lend the Company the principal amount of $560,000 for the purchase price of $504,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement, as amended, with MHFLP for the purchase of an additional 560,000 common shares at $1.00 per share for a term of three (3) years.

(6)	On November 11, 2021, the Company entered into a Warrant Agreement with J.H. Darbie and Company, an authorized, registered broker dealer, wherein J.H. Darbie and Company may purchase 10,487 shares of common stock for $1.00 per share, as a Finder’s Fee for introducing the Company to MHFLP.

(7)	On December 8, 2021, the Company entered into an Engagement Agreement with Carter, Terry & Company, an authorized, registered broker dealer, wherein, in addition to 8% of the gross cash proceeds raised from introduced parties they are to be issued 4% of the cash they raise in restricted stock divided by the market close on the date of the Agreement. A total of 10,769 shares have been issued under this engagement.

(8)	On December 16, 2021, the Company entered into a Promissory Note with Talos Victory Fund, LLC in the amount of $560,000, along with a Warrant Agreement for the purchase of an additional 560,000 shares of common stock at $1.00 per share for a term of three (3) years. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share.

All of the shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it was a transaction by an issuer not involving a public offering; all of the shares contain a restrictive legend on the share certificate stating that the securities have not been registered under the Act and setting forth, or referring to the restrictions on transferability and sale of the securities.

ITEM 14 – PRINCIAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2021 and 2020 were $28,500 and $16,278, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2021 and 2020.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have established an audit committee. However, there are no formal pre-approval policies and procedures as at December 31, 2021. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Heaton & Company, PLLC’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBITS

3.1*	Articles of Incorporation, as amended
3.2*	Certificate of Amendment to Articles of Incorporation, as amended
3.3*	Amended Bylaws
3.4*	Certificate of Amendment to Articles of Incorporation, amended and restated articles
3.5*	Certificate of Amendment to Articles of Incorporation
3.6*	Certificate of Amendment to Articles of Incorporation
3.7*	Certificate of Amendment to Articles of Incorporation
3.8*	Certificate of Amendment to Articles of Incorporation
4.2	Description of Securities
4.3*	Certificate of Designation of Series A Preferred Stock
4.4*	Certificate of Designation of Special 2018 Series B Preferred Stock
10.1*	Management Agreement between Green Zebra Media Corp. and William Coleman Smith
10.2*	Management Agreement between the Company and ELOC Holdings Corp.
10.3*	Stock Purchase Agreement between the Company, Green Zebra Media Corp. and William Coleman Smith dated April 8, 2021
10.4*	Loan Treaty Agreement between the Company and eSilkroad Network Limited
10.5*	Amendment to Loan Treaty Agreement between Esilkroad Network Limited and the Company dated April 6, 2021
10.6*	Form of Convertible Promissory Note, Loan Treaty
10.7*	Equity Purchase Agreement between the Company and World Amber Corp. dated April 25, 2021
10.8*	Equity Purchase Agreement between Mast Hill Fund, L.P. and GZ6G Technologies Corp. dated November 10, 2021
10.9*	Securities Purchase Agreement between Mast Hill Fund, L.P. and GZ6G Technologies Corp. dated November 3, 2021
10.10*	Promissory Note issued to Mast Hill Fund, L.P. dated November 3, 2021
10.11*	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P. dated November 10, 2021
10.12*	Amendment to Common Stock Purchase Warrant issued to Mast Hill Fund, L.P. dated December 7, 2021
10.13*	Registration Rights Agreement between Mast Hill Fund, L.P. and GZ6G Technologies Corp. dated December 16, 2021
10.14*	Finder's Fee Agreement between GZ6G Technologies Corp. and J.H. Darbie & Co. Inc. dated November 7, 2021
10.15*	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated November 19, 2021
10.16*	Securities Purchase Agreement between Talos Victory Fund LLC and GZ6G Technologies Corp. dated December 16, 2021
10.17*	Promissory Note issued to Talos Victory Fund LLC dated December 16, 2021
10.18*	Common Stock Purchase Warrant issued to Talos Victory Fund LLC dated December 16, 2021
10.19*	Registration Rights Agreement between Talos Victory Fund LLC and GZ6G Technologies Corp. dated December 16, 2021
10.20*	Engagement Agreement between GZ6G Technologies Corp. and Carter, Terry & Company dated December 8, 2021
21	List of subsidiaries
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101	Interactive Data Files

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GZ6G TECHNOLOGIES INC.

Date: March 25, 2022	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)