Form 10-Q
period 2022-03-31
GZ6G Technologies Corp.
filed 2022-05-16
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 25,240,024 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GZ6G TECHNOLOGIES CORP.

 TABLE OF CONTENTS FOR UNAUDITED CONDENSED CONSOLIDATED

 FINANCIAL STATEMENTS

March 31, 2022 and 2021

 GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$133,123	$759,791
Accounts receivable, net	2,000	2,000
Prepaid expenses	28,679	18,586
Other current assets	15,949	15,949
Total current assets	179,751	796,326

Property and equipment, net	212,812	235,176
Right to use assets	622,755	98,093
TOTAL ASSETS	$1,015,318	$1,129,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$404,930	$335,037
Related party payables	221,203	179,769
Deferred revenue	181,000	209,000
Debt, current portion	3,767	44,156
Debt, related party	1,065,725	1,065,725
Convertible notes, net of debt discount	7,304,511	5,075,840
Lease liability, current portion	77,270	99,003
Total current liabilities	9,258,406	7,008,530

Debt, net of current portion	44,000	44,000
Lease liability, net of current portion	551,679	-
Total liabilities	9,854,085	7,052,530

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 share issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par, 500,000,000 shares authorized, 25,188,742 and 25,177,973 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25,189	25,178
Additional paid in capital	10,806,697	10,784,308
Accumulated deficit	(19,030,164)	(16,092,531)
Total GZ6G Technologies Corp stockholders’ deficit	(8,178,278)	(5,263,045)
Non-controlling interest	(660,489)	(659,890)
Total stockholders’ deficit	(8,838,767)	(5,922,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,015,318	$1,129,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
NET REVENUES	$3,000	$-

OPERATING EXPENSES
Cost of revenue	1,088	-
Research and development	-	2,600
Depreciation	46,478	586
General and administrative	532,187	68,624
General and administrative, related parties	120,000	60,000
Professional fees	22,800	42,156
Total operating expenses	722,553	173,966

(Loss) from operations	(719,553)	(173,966)

Other income (expense)
Interest expense	(2,264,770)	(304,079)
PPP loan forgiveness	46,091	-
Total other income (expense)	(2,218,679)	(304,079)

Net income (loss)	$(2,938,232)	$(478,045)
Less: net income (loss) attributable to non-controlling interest	(599)	(42,019)
Net income (loss) attributable to GZ6G Technologies Corp.	$(2,937,633)	$(436,026)

Basic and diluted net loss per common share	$(0.12)	$(0.03)

Weighted average shares, basic and diluted	25,185,033	12,793,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	5,000,000	$20,000	1	$-	25,177,973	$25,178	$10,784,308	$(16,092,531)	$(659,890)	$(5,922,935)

Shares issued as financing costs	-	-	-	-	10,769	11	22,389	-	-	22,400
Net income (loss)	-	-	-	-	-	-	-	(2,937,633)	(599)	(2,938,232)

Balance, March 31, 2022	5,000,000	$20,000	1	$-	25,188,742	$25,189	$10,806,697	$(19,060,164)	$(660,489)	$(8,838,767)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance December 31, 2020	5,000,000	20,000	1	-	12,793,357	12,793	5,180,816	(6,060,923)	(680,180)	(1,527,494)

Net income (loss)	-	-	-	-	-	-	-	(436,026)	(42,019)	(478,045)

Balance, March 31, 2021	5,000,000	$20,000	1	$-	12,793,357	$12,793	$5,180,816	$(6,496,949)	$(722,199)	$(2,005,539)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(2,938,232)	$(478,045)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(46,091)
Amortization of debt discount and issuance cost	2,178,671	284,817
Common stock issued as financing cost	22,400	-
Depreciation	46,478	586
Amortization of right of use assets	5,284	-
Fixed assets reclassified to advertising expense	-	4,990
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,093)	2,600
(Increase) in other current assets	-	(38,252)
Increase in accounts payable and accrued expenses	69,893	84,663
Increase in related party payables	41,434	47,129
(Decrease) in customer deposits	(28,000)	-
Net cash used in operating activities	(658,256)	(176,175)

Cash Flows from Investing Activities:
Proceeds from credit of leaseholder improvement	30,000	-
Purchase of equipment	(54,114)	(3,600)
Net cash used in investing activities	(24,114)	(3,600)

Cash flows from financing activities:
Proceeds from subscription receivable	-	150,000
Repayment of debt, related party	-	(11,854)
Refund of repayment to PPP loan	5,702
Proceeds from convertible notes	50,000	275,000
Net cash provided by financing activities	55,702	413,146

Net increase (decrease) in cash	(626,668)	233,371
Cash-beginning of period	759,791	180,544
Cash-end of period	$133,123	$413,915

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-settled debt liability	$360,258	$2,552,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022, the Company had a working capital deficit of $9,078,655 with approximately $133,123 of cash on hand and an accumulated deficit of $19,030,164. During the year ended December 31, 2021 the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. To date the Company has received funding under these equity lines of $100,000. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2021 Form 10-K.

Consolidation

These consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’), as of March 31, 2022. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022, the Company had $0 in excess of the FDIC insured limit, respectively.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of March 31, 2022, and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $8,680,783 and $8,320,525 for the value of the stock settled debt with respect to certain convertible notes (see Note 6).

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

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

Income Taxes

The Company follows ASC 740 – Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive. Potential common stock consists of the incremental common stock issuable upon convertible notes, classes of shares with conversion features.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

The computation of basic loss per share for the periods ended March 31, 2022 and 2021 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	March 31, 2022	March 31, 2021
Convertible Notes	5,222,570	1,666,667
Stock purchase warrants	1,130,487	-
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	56,353,057	51,666,667

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company has not yet adopted this ASU and does not expect the adoption of ASU 2020-06 to have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Office equipment	$202,282	$166,372
Leasehold improvements	12,813	31,919
Software	79,640	72,330
Total	294,735	270,621
Less: accumulated depreciation and amortization	(81,923)	(35,445)
Total property and equipment, net	$212,812	$235,176

Depreciation expense amounted to $46,478 and $586 for the three month periods ended March 31, 2022 and 2021, respectively.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 4: PREPAID EXPENSES

Prepaid expenses at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Reseller agreement	$867	$3,467
Other expenses	27,812	15,119
Total	$28,679	$18,586

On January 31, 2017, GZMC entered into a white label reseller agreement with Purple Wifi Limited, a company based in the UK that provides a hosted software solution as a Wifi hotspot platform for use on a company’s Wifi hardware and also provides customer analytics services and marketing opportunities along with ancillary support services. The reseller agreement had an initial term of three years and was subsequently amended to reflect a five (5) year term. Under the terms of the agreement GZMC was required to pay a fee of $52,000 of which a total of $6,450 was unpaid and is included in accounts payable as of March 31, 2022 and December 31, 2021. The total amount expended under the reseller agreement has been recorded as prepaid expenses on the Company’s Balance Sheets and is amortized over the term of the agreement on a five-year straight-line basis as part of general and administrative expense.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Security deposits	$14,691	$14,691
Other deposits and receivables	1,258	1,258
Total	$15,949	$15,949

NOTE 6: DEBT

Loan Treaty Agreement

On December 21, 2020, the Company entered into a Loan Treaty Agreement with a third party (“Treaty Agreement”) whereby the lender agreed to provide a loan in the amount of up to $450,000 to the Company in $25,000 tranches, deposited weekly, memorialized by promissory notes in increments of $100,000. Each amount deposited has a term of 12 months for repayment and shall bear an interest rate of 8% per annum. In addition, at the option of the Lender, each $25,000 loaned to the Company may be converted into common shares at a 25% discount to the market price at the close of business on November 23, 2020 ($0.26 x 75% = $0.195); or $0.195 per share. Each $25,000 may be converted at the one-year anniversary of the date of the weekly deposit, unless the Company becomes a fully reporting company, at which time the holder may convert such debt to common shares in six months, or if the underlying shares are registered, conversion may occur upon Notice of Effect from the Securities and Exchange Commission. On April 1, 2021, the Company entered into an amendment to the Loan Treaty Agreement originally executed on December 21, 2020.  Under the terms of the amendment the lender agreed to fund an additional $1 million dollars over 90 business days in equal weekly tranches of $55,556. Each tranche may be converted under the same terms as the original loan treaty, or $0.195 per share, commencing the one-year anniversary of the date of the weekly deposit, unless the Company becomes a fully reporting company, at which time the holder may convert such debt to common shares in six months, or if the underlying shares are registered, conversion may occur upon Notice of Effect from the Securities and Exchange Commission.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Loan Treaty Agreement (continued)

During the fiscal year ended December 31, 2021, the Company received weekly tranche deposits for an aggregate of $1,100,000. The Company recorded $11,656,833 as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

During the three months ended March 31, 2022, the Company received a further $50,000 under this loan treaty. The Company recorded $360,258, as the liability on stock settled debt associated with the tranche which amount is amortized over the terms of the notes.

On October 27, 2021, the Company issued 2,051,282 shares of common stock to the lender in consideration for $400,000 in loans provided under the terms of the treaty at $0.195 per share. A total of $250,000 remains to be funded under the terms of this Treaty Agreement.

The carrying value of funding tranches is as follows:

	March 31, 2022	December 31, 2021
Principal	$800,000	$750,000
Stock-settled liability	8,680,783	8,320,525
Total	9,480,783	9,070,525
Unamortized debt discount	(2,307,576)	(4,067,059)
Debt carrying value	$7,173,207	$5,003,466

The interest expenses for the funding tranches are as follows:

	For Three Months ended March 31,
	2022	2021
Interest expense on notes	$15,551	$3,435
Amortization of debt discount	2,119,741	284,817
Total:	$2,135,292	$288,252

The accrued interest payable is as follows:

Balance, December 31, 2021	$50,981
Interest expense on the convertible notes	15,551
Balance, March 31, 2022	$66,532

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Convertible Debt

On November 11, 2021, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $560,000 for the purchase price of $504,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 560,000 common shares at $1.00 per share for a term of three (3) years.

On December 16, 2021, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $560,000 for the purchase price of $504,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 560,000 common shares at $1.00 per share for a term of three (3) years.

In accordance with ASC 470 – Debt, the proceeds of $1,008,000 was allocated based on the relative fair values of the convertible notes and the warrants of $504,027 and $503,973, respectively. The Warrant was valued at $503,973 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a beneficial conversion feature (BCF) in the amount of $616,027 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,120,000.

The carrying value of the tranches is as follows:

	March 31, 2022	December 31, 2021
Principal	$1,120,000	$1,120,000
Unamortized debt discount	(988,696)	(1,047,626)
Debt carrying value	$131,304	$72,374

The interest expenses related to the tranches are as follows:

	For Three Months ended March 31,
	2022	2021
Interest expense on notes	$33,140	$-
Amortization of debt discount	58,930	-
Total:	$92,070	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$13,440
Interest expense on the convertible notes	33,140
Balance, March 31, 2022	$46,580

SBA

On May 19, 2020, the Company received a long-term loan from U.S. Small Business Administration (SBA) in the amount of $44,000, upon the following conditions:

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 6: DEBT (continued)

SBA (continued)

Payment: Installment payments, including principal and interest, of $215 monthly, will begin twenty-four (24) months from the date of the promissory note, or May 19, 2022. The balance of principal and interest will be payable Thirty (30) years from the date of the promissory note.

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

The interest expenses related to the SBA loan are as follows:

	For Three Months ended March 31,
	2022	2021
Interest expense on notes	$406	$406

The accrued interest payable is as follows:

Balance, December 31, 2021	$2,672
Interest expense on the convertible notes	406
Balance, March 31, 2022	$3,078

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

On May 14, 2020, the Company received PPP proceeds of $45,450.

As of December 31, 2021, the Company paid $5,702 including $5,061 in principal and $641 in interest payable in respect of this loan.  The Company requested full loan forgiveness by submitting a request to the lender. During the three months ended March 31, 2022, the total loan principal amount of $45,450 with the interest amount of $641 was forgiven in full. As a result, the Company recorded the full amount of $46,091 that had been received as other income.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of March 31, 2022 and December 31, 2021, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default at the year ended December 31, 2020 and remains in default as at March 31, 2022.

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

The following table provides balances of customer receivables and contract liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (1), (2) (a), (b), (c)	$181,000	$209,000

(1)	The Company has received deposits of $181,000 and $209,000, respectively as at March 31, 2022 and December 31, 2021, with respect to certain future services to be provided, which amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets. During the three months ended March 31, 2022 the Company recorded $3,000 as income relative to the above contracts, and returned $25,000 in previously paid deposits to one of its customers.

(2)	Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract. During the three months ended March 31, 2022, we have recognized $3,000 in revenue from customer deposits on hand (March 31, 2021 – Nil). The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 7: CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES

Performance Obligations

While we had originally expected to recognize revenue during fiscal 2020 with respect to contracts for which we have received customer deposits, the impact of COVID-19 had a significant impact on implementation.  The Company is currently in negotiations to determine the best way to proceed with the delayed implementation of these contracts, or their termination.

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

(b) On July 11, 2019, GZMC entered into an Airport WiFi Sponsorship Marketing Agreement with a third party whereunder GZMC will secure long-term, exclusive and non-exclusive smart venues for WiFi marketing, digital marketing and data analytics for various brand sponsors at various airports across the United States. There were several venues anticipated under the terms of the agreement with installations commencing on various schedules. GZMC generated invoices for $100,000 for each of 13 venues, whereby $65,000 per venue is due on receipt of the invoice and the remaining $35,000 is due sixty days thereafter. As at March 31, 2022 and December 31, 2021, the Company has received partial payments of $130,000 against the initial deposit required, of which a total of $25,000 was returned during the period leaving $105,000 on deposit. Previously the Company expected revenue recognition under these contracts to commence in fiscal 2020, however, as a result of the impact of the COVID-19 pandemic, the project has been delayed indefinitely. Funds originally provided for the implementation of this project are anticipated to be applied as a deposit on a project yet to be identified or otherwise, fully repaid.

(c) On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement described in Note 9(3) below. During the year ended December 31, 2021, the Company completed the installation terms included in the purchase order and as a result $78,000 has been reflected as revenue as at December 31, 2021. A further $3,000 was recorded as income during the three months ended March 31, 2022, with the remaining $51,000 included in deferred income in relation to future service obligations under the contract which will be earned over the term of the service contract.

NOTE 8: RELATED PARTY TRANSACTIONS

Terrence Flowers

As at December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers, leaving a balance due of $110 at March 31, 2022 and December 31, 2021. The amount is reflected on the balance sheet in related party payables.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 8: RELATED PARTY TRANSACTIONS (continued)

Coleman Smith and ELOC Holdings Corp.

On July 9, 2018, Mr. William Coleman Smith was appointed to the Board of Directors of the Company and as President, Secretary and Treasurer of the Company.  Subsequently, on July 10, 2018, the Company executed a consulting agreement with ELOC Holdings Corp., a company controlled by Mr. Smith, whereby ELOC will provide the services of Mr. Smith for a fee of $10,000 per month. On April 1, 2021, the Company revised Mr. Smith’s compensation so that he also receives $10,000 per month directly as an employee in addition to accrued monthly fees for management services provided through controlled entity ELOC. On February 7, 2022, the board of directors of the Company approved and authorized a further increase of $10,000 per month in salary for Mr. Smith directly, effective January 1, 2022.

On April 29, 2014, our 60% controlled subsidiary, GZMC, entered into a management and consulting agreement with Mr. Smith, the sole officer and director of GZMC whereunder GZMC is required to pay an annual salary of $120,000 to Mr. Smith.

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

During the fiscal year ended December 31, 2021, the Company paid a total of $151,854, of which $11,854 was repaid during the three months ended March 31, 2021, to ELOC to reduce the principal balance on the loan. No proceeds were received or repayments were made pursuant to this loan during the three months ended March 31, 2022.

The following amounts are included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	1,065,725
Balance at March 31, 2022, Debt, related party.	$1,065,725

The Company recorded associated interest expenses of $13,138 and $15,308 for the three month periods ended March 31, 2022 and 2021, respectively.

During the three month period ended March 31, 2022, the Company accrued $30,000 in management fees to ELOC and paid management fees to Coleman Smith of $90,000.  During the three month period ended March 31, 2021, the Company accrued $30,000 in management fees to ELOC and paid management fees to Coleman Smith of $30,000.

The following amounts are included in related party payables on our Balance Sheets:

	March 31, 2022	December 31, 2021
Coleman Smith, President	$2,242	$3,946
Interest payable	68,851	55,713
ELOC Holdings Corp.	150,000	120,000
Terrence Flowers	110	110
	$221,203	$179,769

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 8: RELATED PARTY TRANSACTIONS (continued)

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

In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company has remitted a further $2,420 towards the outstanding balance. At March 31, 2022 and December 31, 2021, a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 9: COMMITMENTS (continued)

(4)

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

On each of November 2, 2021, and November 3, 2021, the Company presented a Put to World Amber Corp., pursuant to the Effective S-1 Registration Statement for $50,000 each Put, as a result the cumulative $100,000 in funds resulted in the issuance of 333,334 shares of registered common stock at $0.30 per share.

(5)	On November 10, 2021, the Company entered into a Registration Right Agreement with Mast Hill Fund, L.P. (the “Investor”), whereby the Company has agreed, upon the terms and subject to the conditions of the Purchase Agreement, to sell to the Investor up to Ten Million Dollars ($10,000,000.00) of Put Shares at $2.00 per share, and to induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “Securities Act”), and applicable state securities laws. The Registration was deemed effective on May 11, 2022.

NOTE 10: OPERATING LEASE

On May 19, 2021, the Company signed an 18-month lease for office premises in California located at 1 Technology Drive, Bldg. B, Irvine, CA 92618, Suite no. B123 occupying approximately 6,498 square feet of usable space.  The terms of the lease provide for basic monthly rent in the first year of approximately $9,097 per month, and $9,487 for each of the remaining six months. In addition, the tenant is responsible for their share of operating expenses, utilities and services. On February 4, 2022, the Company signed a first amendment to the lease agreement to extend the lease term to November 30, 2027. The terms of the lease provide for basic monthly rent starting in December 2022 of approximately $10,592, with annually increasing around 4%. In addition, the tenant is responsible for their share of operating expenses, utilities and services. As a result of the adoption ASU No. 2016-02 – Topic 842 Leases, the Company recognized a lease liability and right-to-use asset of approximately $645,440, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 6.75% on January 1, 2022.

Future minimum lease payments in respect of the above leases as of March 31, 2022 as presented in accordance with ASC 842 were as follows:

2022	85,709
2023	127,556
2024	133,014
2025	138,472
2026	143,931
Remaining periods	136,522
Total future minimum lease payments	765,204
Less: imputed interest	(136,255)
Total	628,949
Current portion of operating lease	77,270
Long term portion of operating lease	$551,679

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK

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

Common Stock

On February 8, 2022 pursuant to an Engagement Agreement with Carter, Terry & Company, an authorized, registered broker dealer, the Company issued a total of 10,769 compensation shares. The Company recorded $22,400 as financing cost.

As of March 31, 2022 and December 31, 2021, there were 25,188,742 and 25,177,973 shares of common stock issued and outstanding, respectively.

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

As of March 31, 2022 and December 31, 2021, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK (continued)

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

As of March 31, 2022 and December 31, 2021, there is 1 share of Series B Preferred stock issued and outstanding.

Share Purchase Warrants

On November 11, 2021, the Company entered into a Warrant Agreement with J.H. Darbie and Company, an authorized, registered broker dealer, wherein J.H. Darbie and Company may purchase 10,487 shares of common stock for $1.00 per share, as a Finder’s Fee for introducing the Company to MHFLP. The fair value of the warrants granted was estimated at $25,141 using the Black-Scholes pricing model

In November and December 2021, the Company issued cumulative 1,120,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements into with the convertible note holder and subscribers. The fair value of the warrants granted was estimated at $503,973 using the Black-Scholes pricing model.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	279~293%
Risk-free interest rate	0.83~1.22%
Expected life (years)	3.00~5.00
Stock Price	$1.99~$2.40
Exercise Price	1.00

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2022 and December 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
1.00	560,000	November 2024
1.00	560,000	December 2024
1.00	10,487	November 2026

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK (continued)

Share Purchase Warrants (continued)

A summary of the warrant activity for the period ended March 31, 2022 and December 31, 2021 is as follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	1,130,487	$1.00	2.93	$-
Grants	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2022	1,130,487	$1.00	2.68	$-

Exercisable at March 31, 2021	1,130,487	$1.00	2.68	$-

NOTE 12: SUBSEQUENT EVENTS

Mast Hill Fund, L.P.

On April 4, 2022, the Company entered into certain agreements with Mast Hill Fund, L.P. including a Promissory Note in the amount of $365,000, a corresponding Share Purchase Agreement, and a Common Stock Purchase Warrant for the purchase of 365,000 shares of common stock for a term of five years at $1.00 per share.  The term of the Promissory Note is for one year, bearing interest at 12% per annum. Any funds advanced under the Promissory Note and interest thereon are immediately convertible into shares of common stock of the Company at $1.00 per share. Funds totaling $321,500, net of the original issue discount of $36,500 and legal fees of $7,000 were released to the Company on April 11, 2022.

Acorn Management Partners, LLC

On April 7, 2022, the Company entered into Professional Relations and Consulting Agreement (Agreement) with Acorn Management Partners, LLC (Acorn), a Georgia Limited Liability Company, wherein the Company will pay Acorn $11,500 per month, and issue, or cause to be issued, $120,000 worth of the Company’s restricted common stock in three tranches, total shares equivalent to $60,000 for the first six month period and total shares equivalent to $30,000 for each of the remaining two three-month periods. The term of the Agreement is for one year, broken down into three periods; the first began on April 8, 2022, and is for six months.  The next two periods are for three months each.  The Agreement may be terminated at any time, in writing, by either party.  If the Agreement is terminated by the Company before the end of any period, Acorn will be entitled for full payment of the period, and the full issuance of the shares for that period.  The Company issued a total of 51,282 unregistered restricted shares on April 15, 2022 in respect of the first installment of $60,000 worth of common stock under the terms of the agreement which shares are valued at fair market value on the date of issue.

Acorn will provide market awareness for the Company through its proprietary multi-layered system and will build long-term relationships between the Company and Acorn’s database of licensed financial professionals.

Promissory Note with Mr. William Coleman Smith

On May 3, 2022 the Company’s CEO, William Coleman Smith entered into a Promissory Note with the Company for a total of $50,000 due and payable within 5 (days) of the Company receiving proceeds and bearing interest at 1%.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Post-Effective Amendment to our Registration Statement on Form S-1/A Amendment No. 4, as filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2022, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2022 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2021, as filed with the SEC on Form 10-K on March 11, 2022.

William Coleman Smith as the holder of the Company’s issued and outstanding shares of the Company’s Special 2018 Series B Preferred Stock, controls 51% of the voting rights of the Company and is able to influence the outcome of all corporate actions requiring approval of our stockholders. Mr. Smith also holds a total of 12,500,000 shares of common stock and 5,000,000 shares of Series A Preferred Stock convertible into 50,000,000 shares of common stock (which is 100% of the Series A stock issued and outstanding) giving Mr. Smith voting control over the Company.

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

Results of Operations

Three Months Ended March 31, 2022 and March 31, 2021

Revenue

We generated a total of $3,000 in gross revenue for the three months ended March 31, 2022, with no revenue in the comparable period ended March 31, 2021.

Net Income (Loss)

Three Months ended March 31, 2022 and 2021

	Three Months Ended
	March 31
	2022	2021
NET REVENUES	3,000	-

OPERATING EXPENSES
Cost of revenue	1,088	-
Research and development expenses	-	2,600
Depreciation	46,478	586
General and administrative	532,187	68,624
General and administrative, related parties	120,000	60,000
Professional fees	22,800	42,156
Total operating expenses	722,553	173,966

(Loss) from operations	(719,553)	(173,966)

Other income (expense)
Interest expense	(2,264,770)	(304,079)
PPP Loan Forgiveness	46,091	-
Total other income (expense)	(2,218,679)	(304,079)

Net income (loss)	$(2,938,232)	$(478,045)

Less: net income (loss) attributable to Non-controlling interest	(599)	(42,019)
Net income (loss) attributable to GZ6G Technologies Corp.	$(2,937,633)	$(436,026)

Total operating expenses for the three months ended March 31, 2022, were $722,553 as compared to $173,966 for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, we reported costs of revenue of $1,088 and $Nil respectively. As a result of the impact of COVID 19, certain activities which had commenced in the first quarter of fiscal 2020 were suspended and re-engaged in the second quarter of fiscal 2021, resulting in a increase in associated expenses during the comparative three month periods.  The Company incurred $532,187 and $68,624 in general and administrative expenses in the three months ended March 31, 2022 and 2021, respectively and general and administrative costs from related parties of $120,000 and $60,000, respectively. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase primarily relates to new employees hired in 2022 with a total of $388,478 in payroll expenses for the three months ended March 31, 2022 and no comparable expense for the period ended March 31, 2021, recruiting expenses were $4,756 for the three months ended March 31, 2022 with no comparable expense for March 2021, investor relations expenditures of $10,000 with no comparable expense in March 31, 2021, transfer agent and filing fees increased from $2,742 for the three months ended March 31, 2021 to $10,411 for the three months ended March 31, 2022 as the company undertook financing activities, software expenses were $11,846 for the three months ended March 31, 2022 with no comparable expense for the three month ended March 31, 2021, insurance expenses were $7,948 with no comparable expense in March 31, 2021, rent expense increased from $Nil for the period ended March 31, 2021 to $42,103 for the three months ended March 31, 2022 and utility expenses increased from $Nil in the period ended March 31, 2021 to $4,063 for the three months ended March 31, 2022. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. The increase in related party administrative costs is due to an increase in management fees to Mr. Smith of $10,000 per month in the period ended March 31, 2022. Professional fees in the three months ended March 31, 2022, totaled $22,800 as compared to $42,156 in the three months ended March 31, 2021, mainly due to a decrease in legal fees from $25,000 for the three months ended March 31, 2021 to $7,500 for the three months ended March 31, 2022 as the Company incurred additional fees in March 2021 due to expenses associated with the filing of a registration statement. Depreciation increased from $586 during the three months ended March 31, 2021 to $46,478 during the three months ended March 31, 2022 as a result of the acquisition of a new office space and associated furnishings and equipment.

Other expense

Other expense reported for three months ended March 31, 2022, and 2021 totaled $2,218,679 and $304,079, respectively. During the three months ended March 31, 2022, the Company reported other expenses of $2,264,770 attributable to interest expenses as a result of the debt discount applied to certain convertible promissory notes offset by the amount of $46,091 related to the forgiveness of a PPP loan. During the three months ended March 31, 2021, the Company reported other income expenses of $304,079 all of which related to interest expense.

We had a net loss of $2,938,232 offset by a loss attributable to the non-controlling interest of $599 bringing our total Net Loss attributable to the Company to $2,937,633 in the three months ended March 31, 2022, compared to a net loss of $478,045 less a loss of $42,019 attributable to the non-controlling interest bringing our total Net Loss attributable to the Company to $436,026 in the three months ended March 31, 2021.

Statement of Cash Flows

March 31, 2022 and 2021

The following table summarizes our cash flows for the period presented:

	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(658,256)	$(176,175)
Net cash used in investing activities	(24,114)	(3,600)
Net cash provided by financing activities	55,702	413,146
Increase (decrease) in cash	(626,668)	223,371
Cash end of period	$133,123	$413,915

Cash Used in Operating Activities

Net Cash used in operating activities for the three months ended March 31, 2022, was $658,256 as compared to $176,175 of cash used by operating activities for the three months ended March 31, 2021.

Cash used in operating activities for the three months ended March 31, 2022, was primarily the result of our net loss of $2,938,232 offset by non-cash items including amortization of debt discount and issuance costs of $2,178,671, financing costs of $22,400, PPP loan forgiveness of $46,091, depreciation of $46,478, amortization of right of use assets of $5,284. Changes in operating activities for the period ended March 31, 2022, included an increase in prepaid expenses of $10,093, an increase in accounts payable of $69,893, an increase in related party payables of $41,434 and a decrease in customer deposits of $28,000. Cash used in operating activities for the period ended March 31, 2021, relates to a net loss of $478,045, offset by amortization of debt discount of $284,817, depreciation of $586 and fixed assets reclassified to advertising expenses of $4,990. Changes in operating activities in the three months ended March 31, 2021 included a decrease in prepaid expenses of $2,600, an increase in other current assets of $38,252, an increase to accounts payable of $84,663, an increase in related party payables of $47,129.

Cash Used In Investing Activities

Cash used by investing activities for the three months ended March 31, 2022 was $24,114 and was related to equipment purchases of $54,114 offset by proceeds from a credit related to leasehold improvements of $30,000.

Cash used by investing activities for the three months ended March 31, 2021 was $3,600 and related to equipment purchases of $3,600.

Cash Provided by Financing Activities

During the three months ended March 31, 2022, financing activities provided net cash of $55,702, which was comprised of proceeds from convertible notes of $50,000 and a refund of related to a PPP loan which was forgiven during the period of $5,702

During the three months ended March 31, 2021, consisted of proceeds from a share subscriptions receivable of $150,000 and proceeds from convertible notes of $275,000, offset by repayments of related party debt of $11,854.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated modest revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As at March 31, 2022, the Company had cash on hand of $133,123 (December 31, 2021- $759,791) and an accumulated deficit of $19,030,164 (December 31, 2021 - $16,092,531).

During the years ended December 31, 2021 and 2020 the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000 during fiscal 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. To date the Company has received funding under these equity lines of $100,000. There is no guarantee the Company will continue to receive financing as required.

During the three months ended March 31, 2022, the Company received $50,000 in proceeds from a loan treaty agreement, and subsequent thereto the Company has received a further $321,500 in net proceeds from a convertible note as well as $50,000 from its CEO in the form of a promissory note for ongoing operations.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2022, the Company had a working capital deficit of $9,078,655 with approximately $133,123 of cash on hand and an accumulated deficit of $19,030,164. During the year ended December 31, 2021 the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. To date the Company has received funding under these equity lines of $100,000. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs

We charge research and development costs to operations as incurred in accordance with ASC 730-Research and Development, except in those cases in which such costs are reimbursable under customer funded contracts. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods. During each of the three months ended March 31, 2022 and 2021 we expended $NIL and $2,600 on research and development costs, respectively.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature. As of March 31, 2022, and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $7,304,511 and $5,075,840 for the value of the stock settled debt for certain convertible notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
$73,430

During the year ended December 31, 2021 the Company became aware of the judgement and, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which funds were subsequently released to Plaintiff. A further $2,420 has been paid to the Plaintiff during the fiscal year ended December 31, 2021. The Company and the Plaintiff are currently in discussions regarding the balance of the claimed amount. At the date of this report there is a total of $54,728 due and payable.

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

GZ6G Technologies Corp.

Date: May 16, 2022	By:	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)