Form 10-Q
period 2022-06-30
GZ6G Technologies Corp.
filed 2022-08-15
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 31,179,133 shares of the registrant’s common stock outstanding.

GZ6G Technologies Corp.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GZ6G TECHNOLOGIES CORP.

TABLE OF CONTENTS FOR UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

June 30, 2022, and 2021

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$215,910	$759,791
Accounts receivable, net	2,500	2,000
Prepaid expenses	30,804	18,586
Other current assets	15,949	15,949
Total current assets	265,163	796,326

Property and equipment, net	211,859	235,176
Right of use assets	599,788	98,093
TOTAL ASSETS	$1,076,810	$1,129,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$535,286	$335,037
Related party payables	264,180	179,769
Deferred revenue	178,000	209,000
Debt, current portion	3,767	44,156
Debt, related parties	1,315,725	1,065,725
Convertible notes, net of debt discount	9,035,638	5,075,840
Lease liability, current portion	82,701	99,003
Total current liabilities	11,415,297	7,008,530

Debt, net of current portion	44,000	44,000
Lease liability, net of current portion	529,086	-
Total liabilities	11,988,383	7,052,530

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 share issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par, 500,000,000 shares authorized, 27,802,050 and 25,177,973 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	27,802	25,178
Additional paid in capital	12,233,626	10,784,308
Accumulated deficit	(22,516,357)	(16,092,531)
Total GZ6G Technologies Corp stockholders’ deficit	(10,234,929)	(5,263,045)
Non-controlling interest	(676,644)	(659,890)
Total stockholders’ deficit	(10,911,573)	(5,922,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,076,810	$1,129,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET REVENUES	$4,000	$-	$7,000	$-

OPERATING EXPENSES
Cost of revenue	393	-	1,481	-
Research and development expenses	-	2,600	-	5,200
Depreciation	24,973	1,603	71,451	2,189
General and administrative	1,343,924	183,388	1,876,111	252,012
General and administrative, related parties	120,000	90,000	240,000	150,000
Professional fees	27,400	13,100	50,200	55,256
Total operating expenses	1,516,690	290,691	2,239,243	464,657

(Loss) from operations	(1,512,690)	(290,691)	(2,232,243)	(464,657)

Other income (expense)
Interest expenses	(1,989,658)	(1,626,026)	(4,254,428)	(1,930,105)
PPP loan forgiveness	-	-	46,091	-
Total other income (expense)	(1,989,658)	(1,626,026)	(4,208,337)	(1,930,105)

Net income (loss)	$(3,502,348)	$(1,916,717)	$(6,440,580)	$(2,394,762)
Less: net income (loss) attributable to Non-controlling interest	(16,155)	(38,055)	(16,754)	(80,074)
Net income (loss) attributable to GZ6G Technologies Corp.	$(3,486,193)	$(1,878,662)	$(6,423,826)	$(2,314,688)

Basic and diluted net loss per common share	$(0.13)	$(0.09)	$(0.25)	$(0.13)
Weighted average shares, basic and diluted	26,153,918	21,914,237	25,672,152	17,278,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	5,000,000	$20,000	1	$-	25,177,973	$25,178	$10,784,308	$(16,092,531)	$(659,890)	$(5,922,935)
Shares issued as financing costs	-	-	-	-	10,769	11	22,389	-	-	22,400
Net income (loss)	-	-	-	-	-	-	-	(2,937,633)	(599)	(2,938,232)
Balance, March 31, 2022	5,000,000	$20,000	1	$-	25,188,742	$25,189	$10,806,697	$(19,030,164)	$(660,489)	$(8,838,767)
Cashless warrants exercise					356,364	356	(356)			-
Shares issued under consulting agreement					1,869,463	1,869	658,131			660,000
Shares issued under Equity Purchase Agreement					387,481	388	35,641			36,029
Beneficial conversion feature under convertible notes with warrants							724,500			724,500
Repricing of warrants							9,013			9,013
Net income (loss)	-	-	-	-	-	-	-	(3,486,193)	(16,155)	(3,502,348)
Balance, June 30, 2022	5,000,000	$20,000	1	$-	27,802,050	$27,802	$12,233,626	$(22,516,357)	$(676,644)	$(10,911,573)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance December 31, 2020	5,000,000	20,000	1	-	12,793,357	12,793	5,180,816	(6,060,923)	(680,180)	(1,527,494)

Net income (loss)	-	-	-	-	-	-	-	(436,026)	(42,019)	(478,045)
Balance, March 31, 2021	5,000,000	20,000	1	-	12,793,357	12,793	5,180,816	(6,496,949)	(722,199)	(2,005,539)
Shares issued to acquire additional interest in subsidiary					10,000,000	10,000	(142,649)		132,649	-
Net income (loss)	-	-	-	-	-	-	-	(1,878,662)	(38,055)	(1,916,717)
Balance, June 30, 2021	5,000,000	$20,000	1	$-	22,793,357	$22,793	$5,038,167	$(8,375,611)	$(627,605)	$(3,922,256)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(6,440,580)	$(2,394,762)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(46,091)	-
Amortization of debt discount and issuance costs	4,034,548	1,884,293
Common stock issued as financing costs	22,400	-
Common stock issued under consulting agreement	660,000	-
Depreciation	71,451	2,189
Amortization of right of use assets	11,089	130
Repricing of warrant exercise price	9,013	-
Fixed assets reclassified to advertising expenses	-	4,990
Changes in operating assets and liabilities:
Increase in accounts receivable	(500)	-
Increase in prepaid expenses	(12,218)	(2,278)
(Increase) in other current assets	-	(10,436)
Increase in accounts payable and accrued expenses	200,249	9,627
Increase in related party payables	84,411	85,758
Decrease in customer deposits	(31,000)	-
Net cash used in operating activities	(1,437,228)	(420,489)

Cash Flows from Investing Activities:
Proceeds from credit for leasehold improvements	30,000	-
Purchase of equipment	(78,134)	(98,335)
Net cash used in investing activities	(48,134)	(98,335)

Cash flows from financing activities:
Proceeds from sale of common stock, net	36,029	-
Proceeds from subscription receivable	-	150,000
Repayment of debt, related parties	-	(123,480)
Refund of repayment to PPP loan	5,702
Proceeds from related parties	250,000
Repayment to convertible notes	(281,000)
Proceeds from convertible notes, net	930,750	900,000
Net cash provided by financing activities	941,481	926,520

Net increase (decrease) in cash	(543,881)	407,696
Cash-beginning of period	759,791	180,544
Cash-end of period	$215,910	$588,240

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-settled debt liability	$446,412	$9,710,674
Cashless warrant	356	-
Beneficial conversion feature	724,500	-
Shares issued to acquire interest in subsidiary	-	132,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

On August 6, 2021, Mr. William Ray Procanik and Mr. Brian Scott Hale were appointed to the Company’s board of directors and concurrently the Company formed an audit committee, which each of Mr. Hale and Mr. Procanik joined, serving as independent board members.  Concurrently the Company completed an application for an uplist to the OTCQB and submitted the required disclosure through OTCMarkets. The Company was approved for trading on the OTCQB Venture Market on October 25, 2021.

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2021, the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. During the six-month period ended June 30, 2022, the Company received net cash proceeds of $885,250 by way of a series of convertible promissory notes and $250,000 in the form of related party loans. As of June 30, 2022, the Company had a working capital deficit of $11,150,135 with approximately $215,910 of cash on hand and an accumulated deficit of $22,516,357. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan treaty agreements, the Company filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. Up to June 30, 2022 the Company has received funding under these equity lines of $136,029. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Six Months Ended June 30, 2022, and 2021
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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2021 Form 10-K as filed with the Securities and Exchange Commission on March 28, 2022.

Consolidation

These consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’), as of June 30, 2022. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022, the Company had $0 in excess of the FDIC insured limit.

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

For the Six Months Ended June 30, 2022, and 2021
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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of June 30, 2022 and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $8,680,783 and $8,320,525 for the value of the stock settled debt with respect to certain convertible notes (see Note 6).

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
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

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

The computation of basic loss per share for the periods ended June 30, 2022, and 2021 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	June 30, 2022	June 30, 2021
Convertible Notes	23,691,779	4,871,812
Stock purchase warrants	2,402,154	-
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	76,093,933	54,871,812

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Office equipment	$205,347	$166,372
Leasehold improvements	12,813	31,919
Software	100,595	72,330
Total	318,755	270,621
Less: accumulated depreciation and amortization	(106,896)	(35,445)
Total property and equipment, net	$211,859	$235,176

Depreciation expense amounted to $24,973 and $1,603 for the three months periods ended June 30, 2022, and 2021, respectively.

Depreciation expense amounted to $71,451 and $2,189 for the six months periods ended June 30, 2022, and 2021, respectively.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 4: PREPAID EXPENSES

Prepaid expenses at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Reseller agreement (1)	$-	$3,467
Other expenses (2)	30,804	15,119
Total	$30,804	$18,586

(1)	On January 31, 2017, GZMC entered into a white label reseller agreement with Purple Wifi Limited, a company based in the UK that provides a hosted software solution as a Wifi hotspot platform for use on a company’s Wifi hardware and also provides customer analytics services and marketing opportunities along with ancillary support services. The reseller agreement had an initial term of three years and was subsequently amended to reflect a five (5) year term. Under the terms of the agreement GZMC was required to pay a fee of $52,000 of which a total of $6,450 was unpaid and is included in accounts payable as of June 30, 2022 and December 31, 2021. The total amount expended under the reseller agreement was initially recorded as prepaid expenses on the Company’s Balance Sheets and has been fully amortized over the term of the agreement on a five-year straight-line basis as part of general and administrative expense.

(2)	Other prepaid expenses include annual subscription fees for software, insurance, prepaid term marketing expenses and office security services.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Security deposits	$14,691	$14,691
Other deposits and receivables	1,258	1,258
Total	$15,949	$15,949

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

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Loan Treaty Agreement (continued)

During the fiscal year ended December 31, 2021, the Company received weekly tranche deposits for an aggregate of $1,100,000. The Company recorded $11,656,833 as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

During the six months ended June 30, 2022, the Company received a further $50,000 under this loan treaty. The Company recorded $360,258, as the liability on stock settled debt associated with the tranche which amount is amortized over the terms of the notes.

On October 27, 2021, the Company issued 2,051,282 shares of common stock to the lender in consideration for $400,000 in loans provided under the terms of the Treaty Agreement at $0.195 per share. A total of $250,000 remains to be funded under the terms of this Treaty Agreement.

The carrying value of funding tranches is as follows:

	June 30, 2022	December 31, 2021
Principal	$800,000	$750,000
Stock-settled liability	8,680,783	8,320,525
Total	9,480,783	9,070,525
Unamortized debt discount	(891,941)	(4,067,059)
Debt carrying value	$8,588,842	$5,003,466

The interest expenses for the funding tranches are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense on notes	$15,956	$12,959	$31,507	$16,394
Amortization of debt discount	1,415,635	1,599,476	3,535,376	1,884,293
Total:	$1,431,591	$1,612,435	$3,566,883	$1,900,687

The accrued interest payable is as follows:

Balance, December 31, 2021	$50,981
Interest expense on the convertible notes	31,507
Balance, June 30, 2022	$82,488

Convertible Debt with Warrant Agreement

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Convertible Debt with Warrant Agreement (continued)

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

In accordance with ASC 470 – Debt, the proceeds in fiscal year 2021 of $1,008,000 was allocated based on the relative fair values of the convertible notes and the warrants of $504,027 and $503,973, respectively. The Warrant was valued at $503,973 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a beneficial conversion feature (BCF) in the amount of $616,027 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,120,000.

On April 4, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $365,000 for the purchase price of $328,500. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 365,000 common shares at $1.00 per share for a term of three (3) years.

On May 23, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $440,000 for the purchase price of $396,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $0.30 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 1,466,667 common shares at $0.30 per share for a term of three (3) years.

In accordance with ASC 470 – Debt, the proceeds in six months ended June 30, 2022, of $724,500 was allocated based on the relative fair values of the convertible notes and the warrants of $364,497 and $360,003, respectively. The Warrant was valued at $360,003 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a beneficial conversion feature (BCF) in the amount of $444,007 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $805,000.

During the six months ended June 30, 2022, the Company paid $281,000 in cash to settle a portion of the outstanding principal and $19,711 in cash to settle interest payable related to the December 16, 2021, convertible note.

The carrying value of the tranches is as follows:

	June 30, 2022	December 31, 2021
Principal	$1,925,000	$1,120,000
Repaid to principal	(281,000)	-
Unamortized debt discount	(1,361,563)	(1,047,626)
Debt carrying value	$282,437	$72,374

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Convertible Debt with Warrant Agreement (continued)

The interest expenses related to the tranches are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense on notes	$46,021	$-	$79,161	$-
Amortization of debt discount	432,133	-	491,063	-
Total:	$478,154	$-	$570,224	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$13,440
Interest expense on the convertible notes	79,161
Repaid in cash	(19,711)
Balance, June 30, 2022	$72,890

During the six months ended June 30, 2022, the Company issued shares in respect to a Put notice (Note 10(5)) with a strike price of $0.095985 per share which triggered a dilutive issuance clause in the aforementioned Convertible Note agreements downward adjusting the conversion price per share to match the strike price.

Convertible Promissory Note

On June 3, 2022, the Company entered into a Convertible Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $160,000 for the purchase price of $156,250. The Term of the Note is twelve months with an interest rate of 10%. The conversion rate of the Note is as follows: 35% discount to the lowest bid price during the ten-day trading period prior to a notice of conversion.

The carrying value of this convertible promissory note is as follows:

	June 30, 2022	December 31, 2021
Principal	$160,000	$-
Stock-settled liability	86,154	-
Total	246,154	-
Unamortized debt discount	(81,795)	-
Debt carrying value	$164,359	$-

The interest expenses for the convertible promissory note are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense on note	$1,797	$-	$1,797	$-
Amortization of debt discount	8,109	-	8,109	-
Total:	$9,906	$-	$9,906	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$-
Interest expense on the convertible note	1,797
Balance, June 30, 2022	$1,797

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

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

The interest expenses related to the SBA loan are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense on notes	$412	$402	$818	$818

The accrued interest payable is as follows:

Balance, December 31, 2021	$2,672
Addition: Interest expense	818
Balance, June 30, 2022	$3,490

PPP funds

The Paycheck Protection Program (“PPP”) is a loan designed to provide a direct incentive for small businesses to keep their workers on the payroll. SBA will forgive loans if all employee retention criteria are met, and the funds are used for eligible expenses. The loan may be forgiven in full if the funds are used for payroll costs, interest on mortgages, rent, and utilities (with at least 60% of the forgiven amount having been required to be used for payroll). Additional terms include:

●	An interest rate of 1% per annum;
●	Loans issued prior to June 5, 2020, have a maturity of 2 years, with loans issued thereafter having a maturity of 5 years;
●	Loan payments are deferred for six months;
●	No collateral or personal guarantees are required; and
●	Neither the government nor lenders will charge small businesses any fees.

On May 14, 2020, the Company received PPP proceeds of $45,450. As of December 31, 2021, the Company paid $5,702 including $5,061 in principal and $641 in interest payable in respect of this loan.  The Company requested full loan forgiveness by submitting a request to the lender. The total loan principal amount of $45,450 with the interest amount of $641 was forgiven in full in the three months ended March 31, 2022. As a result, the Company recorded the full amount of $46,091 that had been received as other income.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of June 30, 2022, and December 31, 2021, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default.

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

The following table provides balances of customer receivables and contract liabilities as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (1), (2) (a), (b), (c)	$178,000	$209,000

(1)	The Company has deposits of $178,000 and $209,000, respectively as at June 30, 2022 and December 31, 2021, with respect to certain future services to be provided, which amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets. During the three months and six months ended June 30, 2022, the Company recorded $3,000 and $6,000, respectively as income relative to the above contracts and returned $25,000 in previously paid deposits to one of its customers.

(2)	Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract. During the three and six months ended June 30, 2022, we have recognized $3,000 and $6,000 in revenue from customer deposits on hand (June 30, 2021 - Nil). The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
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

(b) On July 11, 2019, GZMC entered into an Airport WiFi Sponsorship Marketing Agreement with a third party whereunder GZMC will secure long-term, exclusive and non-exclusive smart venues for WiFi marketing, digital marketing and data analytics for various brand sponsors at various airports across the United States. There were several venues anticipated under the terms of the agreement with installations commencing on various schedules. GZMC generated invoices for $100,000 for each of 13 venues, whereby $65,000 per venue is due on receipt of the invoice and the remaining $35,000 is due sixty days thereafter. As at June 30, 2022 and December 31, 2021, the Company has received partial payments of $130,000 against the initial deposit required, of which a total of $25,000 was returned during the period leaving $105,000 on deposit. Previously the Company expected revenue recognition under these contracts to commence in fiscal 2020, however, as a result of the impact of the COVID-19 pandemic, the project has been delayed indefinitely. Funds originally provided for the implementation of this project are anticipated to be applied as a deposit on a project yet to be identified or otherwise, fully repaid.

(c) On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement described in Note 9(3) below. During the year ended December 31, 2021, the Company completed the installation terms included in the purchase order and as a result $78,000 has been reflected as revenue as at December 31, 2021. A further $6,000 was recorded as income during the six months ended June 30, 2022, with the remaining $48,000 included in deferred income in relation to future service obligations under the contract which will be earned over the term of the service contract.

NOTE 8: RELATED PARTY TRANSACTIONS

Terrence Flowers

As at December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers, leaving a balance due of $110 at June 30, 2022 and December 31, 2021. The amount is reflected on the balance sheet in related party payables.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
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

During the fiscal year ended December 31, 2021, the Company paid a total of $151,854, of which $11,854 was repaid during the six months ended June 30, 2021, to ELOC to reduce the principal balance on the loan.

During the six months ended June 30, 2022, the Company’s CEO, William Coleman Smith entered into Promissory Notes with the Company for a total of $250,000 due and payable within 5 (days) of the Company receiving proceeds and bearing interest at 1%.

No repayments were made pursuant to above loans during the six months ended June 30, 2022.

The following amounts are included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	1,065,725
Convertible Promissory Notes for funding provided	250,000
Balance at June 30, 2022, Debt, related party.	$1,315,725

The interest expenses related to above loans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest expense on notes	$13,562	$13,066	$26,700	$28,374

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 8: RELATED PARTY TRANSACTIONS (continued)

Coleman Smith and ELOC Holdings Corp.

During the three and six month periods ended June 30, 2022, the Company accrued $30,000 and $60,000 in management fees to ELOC, respectively and paid management fees to Coleman Smith of $90,000 and $180,000, respectively.  During the three and six months periods ended June 30, 2021, the Company accrued $30,000 and $60,000 in management fees to ELOC respectively, and paid management fees to Coleman Smith of $60,000 and $90,000, respectively.

The following amounts are included in related party payables on our Balance Sheets:

	June 30, 2022	December 31, 2021
Coleman Smith, President	$1,657	$3,946
Interest payable	82,413	55,713
ELOC Holdings Corp.	180,000	120,000
Terrence Flowers	110	110
	$264,180	$179,769

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

Future minimum lease payments in respect of the above leases as of June 30, 2022, as presented in accordance with ASC 842 were as follows:

2022	58,027
2023	127,556
2024	133,014
2025	138,472
2026	143,931
Remaining periods	136,527
Total future minimum lease payments	737,527
Less: imputed interest	(125,740)
Total	611,787
Current portion of operating lease	82,701
Long term portion of operating lease	$529,086

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 10: COMMITMENTS

(1)	On April 2, 2019, a vendor of the Company, the “Plaintiff” filed a complaint against the Company’s 60% controlled subsidiary, Green Zebra, in the Superior Court of California, Orange County for unpaid invoices related to services and products sold in fiscal 2017, including reasonable value in the amount of $61,899.62. The Court approved a default judgement on January 23, 2020, with respect to the aforementioned claim, including the following:

Damages	$61,890
Prejudgment interest at the annual rate of 10%	9,835
Attorney fees	1,200
Other costs	505
Total judgement value	$73,430

In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company has remitted a further $2,420 towards the outstanding balance. At June 30, 2022 and December 31, 2021, a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

(2)	On August 10, 2019, the Company’s CEO, Mr. William Coleman Smith, entered into a lease agreement with IAC Apartment Development JV LLC to lease space at 861 Tularosa, Irvine, California for a one-year term at a rental rate of $3,455 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. Green Zebra will use the space for its operations. On April 1, 2020, the landlord and the Company agreed to a rental deferment agreement to defer the rental costs by 50% as a result of COVID-19. The monthly rent commencing April 1, 2020 was $1,727 plus utilities. The rental deferment ended on June 1, 2020. The original lease expired on August 9, 2020, and was renewed on expiry for another one-year term at a reduced rate of $3,350 per month. On August 16, 2021, the Company renewed a lease for a further one-year term at a rental rate of $3,620 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis

(3)	On September 14, 2020, GZMC entered into a WiFi Media Solution Agreement (the “Media Agreement”) with a city in Iowa in regard to a city owned location (“venue location”) whereby GZMC was granted rights to provide sponsorship advertising, performance marketing and professional services. Under the terms of the Media Agreement, GZMC must pay fees to the city at an annual rate of $94,000 per annum for a period of 5 years following the initial operation of the venue location, the opening of which was delayed past December 31, 2021, as a result of COVID-19 restrictions. GZMC is anticipating the start date for this project to occur during fiscal 2022 based on acquiring the various bonds and licenses as may be required and the official commencement of venue services.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 10: COMMITMENTS (continued)

(5)	On November 10, 2021, the Company entered into a Registration Right Agreement with Mast Hill Fund, L.P. (the “Investor”), whereby the Company has agreed, upon the terms and subject to the conditions of the Purchase Agreement, to sell to the Investor up to Ten Million Dollars ($10,000,000.00) of Put Shares at an originally estimated put price of $2.00 per share, subject to adjustment in accordance with the terms of the agreement which calls for valuation of the Put price equal to 90% of the volume weighted average price of the Company’s Common Stock on the Principal Market on the Trading Day immediately preceding the respective Put Date, and subject to a valuation period of seven (7) Trading Days immediately following the Clearing Date associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued in order to establish the applicable Purchase Price. To induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “Securities Act”), and applicable state securities laws. The Registration was deemed effective on May 11, 2022.

(6)	On April 7, 2022, the Company entered into Professional Relations and Consulting Agreement (Agreement) with Acorn Management Partners, LLC (Acorn), a Georgia Limited Liability Company, wherein the Company will pay Acorn $11,500 per month, and issue, or cause to be issued, $120,000 worth of the Company’s restricted common stock in three tranches, total shares equivalent to $60,000 for the first six month period and total shares equivalent to $30,000 for each of the remaining two three-month periods. The term of the Agreement is for one year, broken down into three periods; the first began on April 8, 2022, and is for six months. The next two periods are for three months each. The Agreement may be terminated at any time, in writing, by either party. If the Agreement is terminated by the Company before the end of any period, Acorn will be entitled for full payment of the period, and the full issuance of the shares for that period. The Company issued a total of 51,282 unregistered restricted shares on April 15, 2022, in respect of the first installment of $60,000 worth of common stock under the terms of the Agreement which shares are valued at fair market value on the date of issue.

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

Common Stock

On February 8, 2022, pursuant to an Engagement Agreement with Carter, Terry & Company, an authorized, registered broker dealer, the Company issued a total of 10,769 shares of common stock as compensation. The Company recorded $22,400 as financing cost.

On April 7, 2022, pursuant to an Engagement Agreement with Acorn Management Partners, LLC, the Company issued a total of 51,282 shares of common stock as compensation. The Company recorded $60,000 as investor relations services.

On May 23, 2022 pursuant to an Engagement Agreement with Beyond Media SEZC, the Company issued a total of 1,818,181 shares of common stock as compensation. The Company recorded $600,000 as investor relationship expenses.

On May 27, 2022 the Company issued 356,364 shares of common stock as a result of the exercise of a cashless warrants.

The Company issued an accumulated 387,481 shares of common stock under an Equity Purchase Agreement with Mast Hill Fund, L.P. with net proceeds of $36,029 (Note 10(5)).

As of June 30, 2022, and December 31, 2021, there were 27,802,050 and 25,177,973 shares of common stock issued and outstanding, respectively.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK (continued)

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

As of June 30, 2022 and December 31, 2021, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

As of June 30, 2022 and December 31, 2021, there is 1 share of Series B Preferred stock issued and outstanding.

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

In April and May 2022, the Company issued a total of 1,831,667 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $360,003 using the Black-Scholes pricing model.

During the six months ended June 30, 2022, 356,364 shares of common stock were issued from the exercise of 560,000 cashless warrants.

Certain warrants above include dilution protection for the warrant holders, which could cause the exercise price to be reduced as a result of a financing event at a valuation below the exercise price in effect at the time. During the six months ended June 30, 2022, as a result of additional share issuances below the original exercise price of certain warrants, the warrant exercise price was downward adjusted to $0.095985 per share. The downward adjustment on each of the modification dates was treated as additional paid in capital and fully expensed as financing costs on the modification date, and the Company recorded a cumulative $9,013 to additional paid in capital and interest expenses.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022, and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK (continued)

Share Purchase Warrants (continued)
Measurement date
Dividend yield	0%
Expected volatility	279~297%
Risk-free interest rate	0.83~1.22%
Expected life (years)	3.00~5.00
Stock Price	$0.55~$2.80
Exercise Price	0.3~1.00

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2022 and December 31, 2021:

Exercise Price	December 31, 2021	Issued	Repricing	Exercised	June 30, 2022	Expiration Date
$1.00	560,000			(560,000)	-
$1.00	560,000		0.095985		560,000	December 2024
$1.00	10,487		0.095985		10,487	November 2026
$1.00		365,000	0.095985		365,000	April 2025
$0.30		1,466,667	0.095985		1,466,667	May 2025
	1,130,487	1,831,667		(560,000)	2,402,154

A summary of the warrant activity for the period ended June 30, 2022, and December 31, 2021 is as follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	1,130,487	$1.00	2.93	$-
Grants	1,831,667	0.44	-	-
Exercised	(560,000)	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2022	2,402,154	$0.09585	2.32	$-

Exercisable at June 30, 2022	2,402,154	$0.09585	2.32	$-

NOTE 12: SUBSEQUENT EVENTS

On July 5, 2022 the Company issued 260,000 shares of common stock valued at $0.095985 per share pursuant to a Notice of Conversion from Mast Hill in respect to accrued and unpaid interest on the November 3, 2021 Convertible Note.

On July 7, 2022 the Company issued 560,000 shares of common stock to Talos at $0.095985 per share pursuant to the exercise of a share purchase warrant.

On July 7, 2022, effective June 14, 2022, the Company entered into a Sponsorship & Services Agreement (Agreement) with the Texas Rangers MLB Stadium called Globe Life Field (Rangers) wherein the Rangers granted sponsorship benefits to the Company.  The Agreement calls for advanced sponsorship revenue share payments of $375,000 by the Company to the Rangers during the fiscal years 2023 and 2024, pursuant to a split fee arrangement for WiFi managed services and Sponsorship opportunity.  The Agreement offers the rights of the Company to place stadium ads in a shared revenue model.  The Company will also manage the WiFi Network captive portal remotely, as an exclusive arrangement.

On July 11, 2022, the Company entered into a further Convertible Promissory Note with 1800 Diagonal Lending, LLC, a Virginia limited liability company, in which 1800 Diagonal agreed to lend the Company $63,750, with gross proceeds of $60,000 after deducting fees. The Term of the Note is twelve months with an interest rate of 10%. The conversion rate of the Note is as follows: 35% discount to the lowest bid price during the ten-day trading period prior to a notice of conversion. Funds were deposited on July 25, 2022 and will be used for operating costs and further execution of GZ6G’s business plan.

On July 19, 2022, 383,000 unregistered shares of the Company’s common stock were issued to Acorn Management Partners, LLC in lieu of cash payments owed to Acorn pursuant to a Professional Relations and Consulting Agreement (Consulting Agreement) entered into on April 7, 2022, and an Addendum to that Consulting Agreement entered into on July 6, 2022.

On August 3, 2022 the Company received a conversion notice from eSilkroad for the issuance of 1,538,462 shares to settle $300,000 in note proceeds at $0.195 per share, which remain unissued at the date of this report.

Subsequent to June 30, 2022 the Company issued 642,983 shares of common stock in respect to Put Notices issued to Mast Hill for total net proceeds of $46,420.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Post-Effective Amendment to our Registration Statement on Form S-1/A Amendment No. 4, as filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2022, and the following 424B filings made by the Company on June 9, 2022, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the six months ended June 30, 2022, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2021, as filed with the SEC on Form 10-K on March 11, 2022.

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

Results of Operations

Three Months Ended June 30, 2022, and June 30, 2021

Revenue

We generated a total of $4,000 in gross revenue for the three months ended June 30, 2022, with no revenue in the comparable period ended June 30, 2021.

Net Income (Loss)

Three Months ended June 30, 2022, and 2021

	Three Months Ended
	June 30
	2022	2021
NET REVENUES	$4,000	$-

OPERATING EXPENSES
Cost of revenue	393	-
Research and development expenses	-	2,600
Depreciation	24,973	1,603
General and administrative	1,343,924	183,388
General and administrative, related parties	120,000	90,000
Professional fees	27,400	13,100
Total operating expenses	1,516,690	290,691

(Loss) from operations	(1,512,690)	(290,691)

Other income (expense)
Interest expense	(1,989,658)	(1,626,026)
Total other income (expense)	(1.989,658)	(1,626,026)

Net income (loss)	$(3,502,348)	$(1,916,717)

Less: net income (loss) attributable to Non-controlling interest	(16,155)	(38,055)
Net income (loss) attributable to GZ6G Technologies Corp.	$(3,486,193)	$(1,878,662)

Total operating expenses for the three months ended June 30, 2022, were $1,516,690 as compared to $290,691 for the three months ended June 30, 2021. During the three months ended June 30, 2022 and 2021, we reported costs of revenue of $393 and $Nil respectively. As a result of the impact of COVID 19, certain activities which had commenced in the first quarter of fiscal 2020 were suspended and re-engaged in the second quarter of fiscal 2021, resulting in a increase in associated expenses during the comparative three month periods.  The Company incurred $1,343,924 and $183,388 in general and administrative expenses in the three months ended June 30, 2022 and 2021, respectively and general and administrative costs from related parties of $120,000 and $90,000, respectively. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase primarily relates to new employees hired in 2022 with a total of $459,083 in payroll expenses for the three months ended June 30, 2022 as compared to $80,246 for the period ended June 30, 2021, investor relations expenditures of $744,060 as compared to $2,268 in June 30, 2021, offset by transfer agent and filing fees which decreased from $12,586 for the three months ended June 30, 2021 to $6,173 for the three months ended June 30, 2022 as the Company issued more securities for financing activities in the three months ended June 30, 2021, software expenses were $16,738 for the three months ended June 30, 2022 with as compared to $847 for the three month ended June 30, 2021, insurance expenses were $10,202 as compared to $3,347 in June 30, 2021, rent expense increased from $22,625 for the period ended June 30, 2021 to $53,377 for the three months ended June 30, 2022 and utility expenses increased from $177 in the period ended June 30, 2021 to $4,732 for the three months ended June 30, 2022. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. The increase in related party administrative costs is due to an increase in management fees to Mr. Smith of $10,000 per month in the period ended June 30, 2022. Professional fees in the three months ended June 30, 2022, totaled $27,400 as compared to $13,100 in the three months ended June 30, 2021, mainly due to an increase in audit fees from $2,500 for the three months ended June 30, 2021 to $16,000 for the three months ended June 30, 2022 as the Company incurred additional fees in June 2022 due to expenses associated with the filing of certain registration statements and increased financings. Depreciation increased from $1,603 during the three months ended June 30, 2021, to $71,451 during the three months ended June 30, 2022, as a result of the acquisition of a new office space and associated furnishings and equipment.

Other expense

Other expense reported for three months ended June 30, 2022, and 2021 totaled $1,989,658 and $1,626,026, respectively. During the three months ended June 30, 2022, the Company reported other expenses of $1,989,658 attributable to interest expenses as a result of the debt discount applied to certain convertible promissory notes. During the three months ended June 30, 2021, the Company reported other income expenses of $1,626,026 all of which related to interest expense.

We had a net loss of $3,502,348 offset by a loss attributable to the non-controlling interest of $16,158 bringing our total Net Loss attributable to the Company to $3,486,193 in the three months ended June 30, 2022, compared to a net loss of $1,916,717 less a loss of $38,055 attributable to the non-controlling interest bringing our total Net Loss attributable to the Company to $1,878,662 in the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and June 30, 2021

Revenue

We generated a total of $7,000 in gross revenue for the six months ended June 30, 2022, with no revenue in the comparable period ended June 30, 2021.

Net Income (Loss)

Six Months ended June 30, 2022 and 2021

	Six Months Ended
	June 30
	2022	2021
NET REVENUES	$7,000	$-

OPERATING EXPENSES
Cost of revenue	1,481	-
Research and development expenses	-	5,200
Depreciation	71,451	2,189
General and administrative	1,876,111	252,012
General and administrative, related parties	240,000	150,000
Professional fees	50,200	55,256
Total operating expenses	2,239,243	464,657

(Loss) from operations	(2,232,243)	(464,657)

Other income (expense)
Interest expense	(4,254,428)	(1,930,105)
PPP Loan Forgiveness	46,091	-
Total other income (expense)	(4,208,337)	(1,930,105)

Net income (loss)	$(6,440,580)	$(2,394,762)

Less: net income (loss) attributable to Non-controlling interest	(16,754)	(80,074)
Net income (loss) attributable to GZ6G Technologies Corp.	$(6,423,826)	$(2,314,688)

Total operating expenses for the six months ended June 30, 2022, were $2,239,243 as compared to $464,657 for the six months ended June 30, 2021. During the six months ended June 30, 2022, and 2021, we reported costs of revenue of $1,481 and $Nil respectively. As a result of the impact of COVID 19, certain activities which had commenced in the first quarter of fiscal 2020 were suspended and re-engaged in the second quarter of fiscal 2021, resulting in a increase in associated expenses during the comparative six month periods.  The Company incurred $1,876,111and $252,012 in general and administrative expenses in the six months ended June 30, 2022, and 2021, respectively and general and administrative costs from related parties of $240,000 and $150,000, respectively. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase primarily relates to new employees hired in 2022 with a total of $850,795 in payroll expenses for the six months ended June 30, 2022 as compared to $96,470 for the period ended June 30, 2021, investor relations expenses were $754,060 for the six months ended June 30, 2022 as compared to $2,258 for the period ended June 30, 2021, advertising and promotion expenses decreased slightly from $40,795 for June 30, 2021 to $34,783 for the six months ended June 30, 2022, recruiting expenses were $6,550 for the six months ended June 30, 2022 as compared to $1,784 for June 30, 2021, transfer agent and filing fees remained fairly constant increasing from $15,328 for the six months ended June 30, 2021 to $16,585 for the six months ended June 30, 2022, software expenses were $28,584 for the six months ended June 30, 2022 as compared to $847 for the six month ended June 30, 2021, insurance expenses were $18,410 as compared to $3,532 in June 30, 2021, rent expense increased from $34,035 for the period ended June 30, 2021 to $106,344 for the six months ended June 30, 2022 and utility expenses increased from $1,184 in the period ended June 30, 2021 to $8,977 for the six months ended June 30, 2022. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. The increase in related party administrative costs is due to an increase in management fees to Mr. Smith of $10,000 per month in the period ended June 30, 2022. Professional fees in the six months ended June 30, 2022, remained fairly constant totaling $50,200 as compared to $55,256 in the six months ended June 30, 2021. Depreciation increased from $2,189 during the six months ended June 30, 2021, to $71,451 during the six months ended June 30, 2022 as a result of the acquisition of a new office space and associated furnishings and equipment.

Other expense

Other expense reported for six months ended June 30, 2022, and 2021 totaled $4,208,337 and $1,930,105, respectively. During the six months ended June 30, 2022, the Company reported other expenses of $4,254,428 attributable to interest expenses as a result of the debt discount applied to certain convertible promissory notes offset by the amount of $46,091 related to the forgiveness of a PPP loan. During the six months ended June 30, 2021, the Company reported other expense of $1,930,105 all of which related to interest expense.

We had a net loss of $6,440,580 offset by a loss attributable to the non-controlling interest of $16,754 bringing our total Net Loss attributable to the Company to $6,423,826 in the six months ended June 30, 2022, compared to a net loss of $2,394,762 less a loss of $80,074 attributable to the non-controlling interest bringing our total Net Loss attributable to the Company to $2,314,688 in the six months ended June 30, 2021.

Statement of Cash Flows

June 30, 2022 and 2021

The following table summarizes our cash flows for the period presented:

	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(1,437,228)	$(420,489)
Net cash used in investing activities	(48,134)	(98,335)
Net cash provided by financing activities	941,481	926,520
Increase (decrease) in cash	(543,881)	407,696
Cash end of period	$215,910	$588,240

Cash Used in Operating Activities

Net Cash used in operating activities for the six months ended June 30, 2022, was $1,437,228 as compared to $420,489 of cash used by operating activities for the six months ended June 30, 2021.

Cash used in operating activities for the six months ended June 30, 2022, was primarily the result of our net loss of $6,440,580 offset by non-cash items including amortization of debt discount and issuance costs of $4,034,548, financing costs of $22,400, PPP loan forgiveness of $46,091, depreciation of $71,451, amortization of right of use assets of $11,089, common stock issued for investor relations of $660,000 and repricing of warrant exercise pricing of $9,013. Changes in operating activities for the period ended June 30, 2022, included an increase in prepaid expenses of $12,218, an increase in accounts payable and accrued expenses of $200,249, an increase in related party payables of $84,411, a decrease in customer deposits of $31,000 and an increase in accounts receivable of $500. Cash used in operating activities for the period ended June 30, 2021, relates to a net loss of $2,394,762, offset by amortization of debt discount of $1,884,293, depreciation of $2,189, fixed assets reclassified to advertising expenses of $4,990 and amortization of rights of use assets of $130. Changes in operating activities in the six months ended June 30, 2021, included a decrease in prepaid expenses of $2,278, an increase in other current assets of $10,436, an increase to accounts payable and accrued expenses of $9,627, and an increase in related party payables of $85,758.

Cash Used In Investing Activities

Cash used by investing activities for the six months ended June 30, 2022, was $48,134 and was related to equipment purchases of $78,134 offset by proceeds from a credit related to leasehold improvements of $30,000.

Cash used by investing activities for the six months ended June 30, 2021 was $98,335 and related to equipment purchases of $98,335.

Cash Provided by Financing Activities

During the six months ended June 30, 2022, financing activities provided net cash of $941,481, which was comprised of proceeds from convertible notes of $930,750, proceeds from related party of $250,000, proceeds from the sale of common stock of $36,029, a refund of related to a PPP loan which was forgiven during the period of $5,702 offset by a repayment of convertible notes of $281,000.

During the six months ended June 30, 2021, financing activities consisted of proceeds from a share subscriptions receivable of $150,000 and proceeds from convertible notes of $900,000, offset by repayments of related party debt of $123,480.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated modest revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As at June 30, 2022, the Company had cash on hand of $215,910 (December 31, 2021- $759,791) and an accumulated deficit of $22,516,357 (December 31, 2021 - $16,092,531).

During the year ended December 31, 2021, the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. During the six-month period ended June 30, 2022, the Company received net cash proceeds of $885,250 by way of a series of convertible promissory notes and $250,000 in the form of related party loans. The Company anticipates a need for a further $5,000,000 in fiscal 2022/23 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan treaty agreements, the Company filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. Up to June 30, 2022 the Company has received funding under these equity lines of $136,029. There is no guarantee the Company will continue to receive financing as required.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2021, the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. During the six month period ended June 30, 2022, the Company received net cash proceeds of $885,250 by way of a series of convertible promissory notes and $250,000 in the form of related party loans. As of June 30, 2022, the Company had a working capital deficit of $11,150,135 with approximately $215,910 of cash on hand and an accumulated deficit of $22,516,357. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan treaty agreements, the Company filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. Up to June 30, 2022, the Company has received funding under these equity lines of $136,029. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs

We charge research and development costs to operations as incurred in accordance with ASC 730-Research and Development, except in those cases in which such costs are reimbursable under customer funded contracts. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods. During each of the six months ended June 30, 2022, and 2021 we expended $NIL and $5,200 on research and development costs, respectively.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature. As of June 30, 2022, and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $8,680,783 and $8,320,525 for the value of the stock settled debt for certain convertible notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 2, 2019, a vendor of the Company, the “Plaintiff” filed a complaint against the Company’s 60% controlled subsidiary, Green Zebra, in the Superior Court of California, Orange County for unpaid invoices related to services and products sold in fiscal 2017, including reasonable value in the amount of $61,899.62. The Court approved a default judgement on January 23, 2020, with respect to the aforementioned claim, including the following:

Damages	$61,890
Prejudgment interest at the annual rate of 10%	9,835
Attorney fees	1,200
Other costs	505
$73,430

During the year ended December 31, 2021, the Company became aware of the judgement and, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which funds were subsequently released to Plaintiff. A further $2,420 has been paid to the Plaintiff during the fiscal year ended December 31, 2021. The Company and the Plaintiff are currently in discussions regarding the balance of the claimed amount. At the date of this report there is a total of $54,728 due and payable.

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

GZ6G Technologies Corp.

Date: August 15, 2022	By:	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)