Form 10-Q
period 2022-09-30
GZ6G Technologies Corp.
filed 2022-11-14
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 10, 2022, there were 56,178,693 shares of the registrant’s common stock outstanding.

GZ6G Technologies Corp.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GZ6G TECHNOLOGIES CORP.

 TABLE OF CONTENTS FOR UNAUDITED CONDENSED CONSOLIDATED

 FINANCIAL STATEMENTS

September 30, 2022, and 2021

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$174,091	$759,791
Accounts receivable, net	2,947	2,000
Prepaid expenses	30,046	18,586
Other current assets	15,949	15,949
Total current assets	223,033	796,326

Property and equipment, net	209,931	235,176
Right of use assets	576,524	98,093
TOTAL ASSETS	$1,009,488	$1,129,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$508,272	$335,037
Related party payables	342,988	179,769
Deferred revenue	175,000	209,000
Debt, current portion	3,767	44,156
Debt, related parties	1,300,725	1,065,725
Convertible notes, net of debt discount	6,223,130	5,075,840
Lease liability, current portion	87,437	99,003
Total current liabilities	8,641,319	7,008,530

Debt, net of current portion	44,000	44,000
Lease liability, net of current portion	506,111	-
Total liabilities	9,191,430	7,052,530

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 share issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par, 500,000,000 shares authorized, 46,824,801 and 25,177,973 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	46,825	25,178
Additional paid in capital	13,224,428	10,784,308
Accumulated deficit	(20,775,794)	(16,092,531)
Total GZ6G Technologies Corp stockholders’ deficit	(7,484,541)	(5,263,045)
Non-controlling interest	(697,401)	(659,890)
Total stockholders’ deficit	(8,181,942)	(5,922,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,009,488	$1,129,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUES	$74,890	$132,000	$81,890	$132,000

OPERATING EXPENSES
Cost of revenue	3,770	32,722	5,251	32,722
Research and development expenses	-	2,600	-	7,800
Depreciation	26,403	17,752	97,854	19,941
General and administrative	554,248	293,318	2,430,359	545,330
General and administrative, related parties	120,000	90,000	360,000	240,000
Professional fees	30,000	18,759	80,200	74,015
Total operating expenses	734,421	455,151	2,973,664	919,808

(Loss) from operations	(659,531)	(323,151)	(2,891,774)	(787,808)

Other income (expense)
Gain on extinguishment of debt	3,568,359	-	3,568,359	-
Interest expenses	(1,189,022)	(2,522,952)	(5,443,450)	(4,453,057)
PPP loan forgiveness	-	-	46,091	-
Total other income (expense)	2,379,337	(2,522,952)	(1,829,000)	(4,453,057)

Net income (loss)	$1,719,806	$(2,846,103)	$(4,720,774)	$(5,240,865)
Less: net income (loss) attributable to Non-controlling interest	(20,757)	13,841	(37,511)	(66,233)
Net income (loss) attributable to GZ6G Technologies Corp.	$1,740,563	$(2,859,944)	$(4,683,263)	$(5,174,632)

Basic net loss per common share	$0.05	$(0.13)	$(0.16)	$(0.27)
Diluted net loss per common share	$0.01	$(0.13)	$(0.16)	$(0.27)

Weighted average shares, basic	34,325,373	22,793,357	28,588,256	19,203,614
Weighted average shares, diluted	185,097,486	22,793,357	28,588,256	28,588,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	5,000,000	$20,000	1	$-	25,177,973	$25,178	$10,784,308	$(16,092,531)	$(659,890)	$(5,922,935)
Shares issued as financing costs	-	-	-	-	10,769	11	22,389	-	-	22,400
Net income (loss)	-	-	-	-	-	-	-	(2,937,633)	(599)	(2,938,232)
Balance, March 31, 2022	5,000,000	$20,000	1	$-	25,188,742	$25,189	$10,806,697	$(19,030,164)	$(660,489)	$(8,838,767)
Cashless warrants exercise					356,364	356	(356)			-
Shares issued under consulting agreement					1,869,463	1,869	658,131			660,000
Shares issued under Equity Purchase Agreement					387,481	388	35,641			36,029
Fair value of beneficial conversion feature of convertible notes issue							363,533			363,533
Fair value of convertible debt warrants issued							360,967			360,967
Repricing of warrants							9,013			9,013
Net income (loss)	-	-	-	-	-	-	-	(3,486,193)	(16,155)	(3,502,348)
Balance, June 30, 2022	5,000,000	20,000	1	-	27,802,050	27,802	12,233,626	(22,516,357)	(676,644)	(10,911,573)
Fair value of beneficial conversion feature of convertible notes issue		-					84,382			84,382
Fair value of convertible debt warrants issued		-					52,702			52,702
Shares issued under consulting agreement		-			383,000	383	68,617			69,000
Shares issued for services		-			2,700,000	2,700	62,370			65,070
Issuance of common stock for debt conversion		-			10,373,462	10,374	509,406			519,780
Issuance of common stock for settlement of debt, related party		-			2,500,000	2,500	72,500			75,000
Exercise warrants					560,000	560	53,192			53,752
Shares issued under Equity Purchase Agreement		-			2,506,289	2,506	78,681			81,187
Repricing of warrants		-					8,952			8,952
Net income (loss)								1,740,563	(20,757)	1,719,806
Balance, September 30, 2022	5,000,000	$20,000	1	$-	46,824,801	$46,825	$13,224,428	$(20,775,794)	$(697,401)	$(8,181,942)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance December 31, 2020	5,000,000	20,000	1	-	12,793,357	12,793	5,180,816	(6,060,923)	(680,180)	(1,527,494)

Net income (loss)	-	-	-	-	-	-	-	(436,026)	(42,019)	(478,045)
Balance, March 31, 2021	5,000,000	20,000	1	-	12,793,357	12,793	5,180,816	(6,496,949)	(722,199)	(2,005,539)
Shares issued to acquire additional interest in subsidiary					10,000,000	10,000	(142,649)		132,649	-
Net income (loss)	-	-	-	-	-	-	-	(1,878,662)	(38,055)	(1,916,717)
Balance, June 30, 2021	5,000,000	20,000	1	-	22,793,357	22,793	5,038,167	(8,375,611)	(627,605)	(3,922,256)
Net income (loss)	-	-	-	-	-	-	-	(2,859,944)	13,841	(2,846,103)
Balance, September 30, 2021	5,000,000	$20,000	1	$-	22,793,357	$22,793	$5,038,167	$(11,235,555)	$(613,764)	$(6,768,359)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(4,720,774)	$(5,240,865)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(46,091)	-
Gain upon notes conversion	(3,568,359)	-
Amortization of debt discount and issuance costs	5,125,104	4,373,277
Common stock issued as financing costs	22,400	-
Common stock issued for services	65,070	-
Common stock issued under consulting agreement	729,000	-
Depreciation	97,854	19,941
Amortization of right of use assets	16,113	520
Repricing of warrant exercise price	17,965	-
Fixed assets reclassified to advertising expenses	-	4,990
Changes in operating assets and liabilities:
Increase in accounts receivable	(947)	-
(Increase) decrease in prepaid expenses	(11,460)	4,507
Increase in other current assets	-	(10,436)
Increase in accounts payable and accrued expenses	226,995	46,990
Increase in related party payables	163,219	149,367
Decrease in customer deposits	(34,000)	(132,000)
Net cash used in operating activities	(1,917,911)	(787,709)

Cash Flows from Investing Activities:
Proceeds from credit for leasehold improvements	30,000	-
Purchase of equipment	(102,609)	(176,690)
Net cash used in investing activities	(72,609)	(176,690)

Cash flows from financing activities:
Proceeds from sale of common stock, net	117,216	-
Proceeds from exercise of warrants	53,752
Proceeds from subscription receivable	-	150,000
Repayment of debt, related parties	-	(151,854)
Refund of repayment to PPP loan	5,702
Proceeds from related parties	310,000
Repayment to convertible notes	(281,000)
Proceeds from convertible notes, net	1,199,150	900,000
Net cash provided by financing activities	1,404,820	898,146

Net decrease in cash	(585,700)	(62,253)
Cash-beginning of period	759,791	180,544
Cash-end of period	$174,091	$118,291

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-settled debt liability	$509,682	$9,710,674
Cashless warrant	$356	$-
Beneficial conversion feature	$808,882	$-
Shares issued to acquire interest in subsidiary	$-	$132,649
Shares issued to settle debt, related party	$75,000	$-
Shares issued under notice of conversion, principal	$525,400	$-
Shares issued under notice of conversion, accrued interest payable	$53,760	$-
Shares issued under notice of conversion, transfer agent	$22,621	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2021, the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. During the nine-month period ended September 30, 2022, the Company received net cash proceeds of $1,145,900 by way of a series of convertible promissory notes and $310,000 in the form of related party loans. As of September 30, 2022, the Company had a working capital deficit of $8,418,286 with approximately $174,000 of cash on hand and an accumulated deficit of $20,775,794. The Company anticipates a need for a further $5,000,000 in fiscal 2023 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan treaty agreements, the Company filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. Up to September 30, 2022 the Company has received funding under these equity lines of $117,216. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the Nine Months Ended September 30, 2022, and 2021
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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2021 Form 10-K as filed with the Securities and Exchange Commission on March 28, 2022.

Consolidation

These consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’), as of September 30, 2022 and December 31, 2021. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For financial accounting purposes, cash and cash equivalents are considered to be all highly liquid investments with a maturity of three (3) months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2022, the Company had $0 in excess of the FDIC insured limit.

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

For the Nine Months Ended September 30, 2022, and 2021
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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of September 30, 2022 and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $6,223,130 and $5,075,840 for the value of the stock settled debt with respect to certain convertible notes (see Note 6).

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
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

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

The computation of basic loss per share for the three- and nine-month periods ended September 30, 2021 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, because their inclusion would be antidilutive. As a result, the computation of basic income/loss per share includes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, for those periods where there has been reported net income. The computations of net income per share for the three months ended September 30, 2022 reflects both basic and diluted income per share, and the computation of net loss per share for the three months ended September 30, 2021 and nine months ended September 30, 2022 and 2021 is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been included in the computation of diluted net loss per share for such periods where the Company has reported net income:

	September 30, 2022	September 30, 2021
Convertible Notes	95,409,959	4,871,812
Stock purchase warrants	5,362,154	-
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	150,772,113	54,871,812

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

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Office equipment	$205,347	$166,372
Leasehold improvements	12,813	31,919
Software	125,070	72,330
Total	343,230	270,621
Less: accumulated depreciation and amortization	(133,299)	(35,445)
Total property and equipment, net	$209,931	$235,176

Depreciation expense amounted to $26,403 and $17,752 for the three months periods ended September 30, 2022, and 2021, respectively.

Depreciation expense amounted to $97,854 and $19,941 for the nine months periods ended September 30, 2022, and 2021, respectively.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 4: PREPAID EXPENSES

Prepaid expenses at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Reseller agreement (1)	$-	$3,467
Other expenses (2)	30,046	15,119
Total	$30,046	$18,586

(1)	On January 31, 2017, GZMC entered into a white label reseller agreement with Purple Wifi Limited, a company based in the UK that provides a hosted software solution as a Wifi hotspot platform for use on a company’s Wifi hardware and also provides customer analytics services and marketing opportunities along with ancillary support services. The reseller agreement had an initial term of three years and was subsequently amended to reflect a five (5) year term. Under the terms of the agreement GZMC was required to pay a fee of $52,000 of which a total of $6,450 was unpaid and is included in accounts payable as of September 30, 2022 and December 31, 2021. The total amount expended under the reseller agreement was initially recorded as prepaid expenses on the Company’s Balance Sheets and has been fully amortized over the term of the agreement on a five-year straight-line basis as part of general and administrative expense.

(2)	Other prepaid expenses include annual subscription fees for software, insurance, prepaid term marketing expenses and office security services.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Security deposits	$14,691	$14,691
Other deposits and receivables	1,258	1,258
Total	$15,949	$15,949

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

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Loan Treaty Agreement (continued)

During the fiscal year ended December 31, 2021, the Company received weekly tranche deposits for an aggregate of $1,100,000. The Company recorded $11,656,833 as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

During the nine months ended September 30, 2022, the Company received a further $50,000 under this loan treaty. The Company recorded $360,258, as the liability on stock settled debt associated with the tranche which amount is amortized over the terms of the notes. A total of $250,000 remains to be funded under the terms of this Treaty Agreement.

On October 27, 2021, the Company issued 2,051,282 shares of common stock to the lender in consideration for $400,000 in loans provided under the terms of the Treaty Agreement at $0.195 per share.

On August 3, 2022, the Company issued 1,538,462 shares of common stock to the lender in consideration for $300,000 in loans provided under the terms of the Treaty Agreement at $0.195 per share.

The carrying value of funding tranches is as follows:

	September 30, 2022	December 31, 2021
Principal	$500,000	$750,000
Stock-settled liability	5,171,803	8,320,525
Total	5,671,803	9,070,525
Unamortized debt discount	(310,597)	(4,067,059)
Debt carrying value	$5,361,206	$5,003,466

The interest expenses for the funding tranches are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense on notes	$12,317	$19,157	$43,824	$35,551
Amortization of debt discount	581,344	2,488,984	4,116,720	4,373,277
Total:	$593,661	$1,612,435	$4,160,544	$1,900,687

The accrued interest payable is as follows:

Balance, December 31, 2021	$50,981
Interest expense on the convertible notes	43,824
Balance, September 30, 2022	$94,805

Gain related to extinguishment during the nine months ended September 30, 2022:

Debt principal	$300,000
Stock-settled liability	3,508,980
1,538,462 shares of common stock	(142,308)
Gain on extinguishment of debt upon conversion	$3,508,980

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
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

On April 4, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $365,000 for the purchase price of $328,500. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $1.00 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 365,000 common shares at $1.00 per share for a term of five (5) years.

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

On September 20, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $176,000 for the purchase price of $158,400. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $0.025 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 3,520,000 common shares at $0.10 per share for a term of five (5) years.

In accordance with ASC 470 – Debt, the proceeds in nine months ended September 30, 2022, of $882,900 was allocated based on the relative fair values of the convertible notes and the warrants of $469,231 and $413,669, respectively. The Warrant was valued at $413,669 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a beneficial conversion feature (BCF) in the amount of $447,915 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $959,684.

During the nine months ended September 30, 2022, the Company paid $281,000 in cash to settle a portion of the outstanding principal and $26,711 in cash to settle interest payable related to the December 16, 2021, convertible note.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Convertible Debt with Warrant Agreement (continued)

During the nine months ended September, the Company issued an accumulated 8,835,000 shares of common stock pursuant to Notice of Conversion from lenders to settle certain portion of principal together with accrued interest payable and fees.

The carrying value of the tranches is as follows:

	September 30, 2022	December 31, 2021
Principal	$2,101,000	$1,120,000
Shares issued under conversion	(225,400)	-
Repaid to principal	(281,000)	-
Unamortized debt discount	(1,035,773)	(1,047,626)
Debt carrying value	$558,827	$72,374

The interest expenses related to the tranches are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense on notes	$47,133	$-	$126,294	$-
Amortization of debt discount	480,474	-	971,537	-
Total:	$527,607	$-	$1,097,831	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$13,440
Interest expense on the convertible notes	126,294
Shares issued under conversion	(53,760)
Repaid in cash	(26,711)
Balance, September 30, 2022	$59,263

Loss related to extinguishment during the nine months ended September 30, 2022:

Debt principal	$225,400
Accrued interest payable	53,760
8,835,000 shares of common stock	(377,472)
(Loss) on extinguishment of debt upon conversion	$(98,312)

During the nine months ended September 30, 2022, the Company issued shares in respect to a Put notice (Note 10(5)) with a strike price of $0.020025 per share which triggered a dilutive issuance clause in the aforementioned Convertible Note agreements downward adjusting the conversion price per share to match the strike price.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

Convertible Promissory Note

During the nine months ended September 30, 2022, the Company entered into several Convertible Promissory Notes with an investor in which the investor agreed to lend the Company the accumulated principal amount of $277,500 for the purchase price of $266,250. The Term of these Notes is twelve months with an interest rate of 10%. The conversion rate of the Note is as follows: 35% discount to the lowest bid price during the ten-day trading period prior to a notice of conversion. The funds were used for operating costs and further execution of GZ6G’s business plan.

The carrying value of this convertible promissory note is as follows:

	September 30, 2022	December 31, 2021
Principal	$277,500	$-
Stock-settled liability	149,424	-
Total	426,924	-
Unamortized debt discount	(123,827)	-
Debt carrying value	$303,097	$-

The interest expenses for the convertible promissory note are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense on note	$6,007	$-	$7,804	$-
Amortization of debt discount	28,738	-	36,847	-
Total:	$34,745	$-	$44,651	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$-
Interest expense on the convertible note	7,804
Balance, September 30, 2022	$7,804

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 6: DEBT (continued)

SBA (continued)

The interest expenses related to the SBA loan are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense on notes	$416	$416	$1,234	$1,234

The accrued interest payable is as follows:

Balance, December 31, 2021	$2,672
Addition: Interest expense	1,234
Balance, September 30, 2022	$3,906

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

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of September 30, 2022, and December 31, 2021, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
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

The following table provides balances of customer receivables and contract liabilities as of September 30, 2022, and December 31, 2021:

	September, 2022	December 31, 2021
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (1), (2) (a), (b), (c)	$175,000	$209,000

(1)	The Company has deposits of $175,000 and $209,000, respectively as at September 30, 2022 and December 31, 2021, with respect to certain future services to be provided, which amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets. During the three months and nine months ended September 30, 2022, the Company recorded $3,000 and $9,000, respectively as income relative to the above contracts and returned $25,000 in previously paid deposits to one of its customers.

(2)	Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract. During the three and nine months ended September 30, 2022, we have recognized $3,000 and $9,000 in revenue from customer deposits on hand (September 2021 - Nil). The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

Performance Obligations

While we had originally expected to recognize revenue during fiscal 2020 with respect to contracts for which we have received customer deposits, the impact of COVID-19 had a significant impact on implementation.  The Company is currently in negotiations to determine the best way to proceed with the delayed implementation of these contracts, or their termination.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 7: CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES (continued)

Performance Obligations (continued)

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

(b) On July 11, 2019, GZMC entered into an Airport WiFi Sponsorship Marketing Agreement with a third party whereunder GZMC will secure long-term, exclusive and non-exclusive smart venues for WiFi marketing, digital marketing and data analytics for various brand sponsors at various airports across the United States. There were several venues anticipated under the terms of the agreement with installations commencing on various schedules. GZMC generated invoices for $100,000 for each of 13 venues, whereby $65,000 per venue is due on receipt of the invoice and the remaining $35,000 is due sixty days thereafter. As at September 30, 2022 and December 31, 2021, the Company has received partial payments of $130,000 against the initial deposit required, of which a total of $25,000 was returned during the period leaving $105,000 on deposit. Previously the Company expected revenue recognition under these contracts to commence in fiscal 2020, however, as a result of the impact of the COVID-19 pandemic, the project has been delayed indefinitely. Funds originally provided for the implementation of this project are anticipated to be applied as a deposit on a project yet to be identified or otherwise, fully repaid.

(c) On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement described in Note 9(3) below. During the year ended December 31, 2021, the Company completed the installation terms included in the purchase order and as a result $78,000 has been reflected as revenue as at December 31, 2021. A further $9,000 was recorded as income during the nine months ended September 30, 2022, with the remaining $45,000 included in deferred income in relation to future service obligations under the contract which will be earned over the term of the service contract.

NOTE 8: RELATED PARTY TRANSACTIONS

Terrence Flowers

As at December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers, leaving a balance due of $110 at September 30, 2022 and December 31, 2021. The amount is reflected on the balance sheet in related party payables.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
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

During the fiscal year ended December 31, 2021, the Company paid a total of $151,854, of which $11,854 was repaid during the nine months ended September 30, 2021, to ELOC to reduce the principal balance on the loan.

During the nine months ended September 30, 2022, the Company issued 2,500,000 shares of restricted common stock in partial payment of his promissory notes in the amount of $75,000, at $0.03 per share.

During the nine months ended September 30, 2022, the Company’s CEO, William Coleman Smith entered into Promissory Notes with the Company for a total of $310,000 due and payable within 5 (days) of the Company receiving proceeds and bearing interest at 1%.

The following amounts are included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	1,065,725
Shares issued to settle debt	(75,000)
Promissory Notes for funding provided	310,000
Balance at September 30, 2022, Debt, related party.	$1,300,725

The interest expenses related to above loans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest expense on notes	$13,777	$13,908	$40,477	$42,282

During the three- and nine-month periods ended September 30, 2022, the Company accrued $30,000 and $90,000 in management fees to ELOC, respectively and accrued $90,000 and $270,000 in management fees to Coleman Smith, respectively. The Company paid cash to accrued management fees to Coleman Smith of $60,000 and $240,000, respectively.  During the three- and nine-months periods ended September 30, 2021, the Company accrued $30,000 and $90,000 in management fees to ELOC respectively, and paid management fees to Coleman Smith of $60,000 and $150,000, respectively.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 8: RELATED PARTY TRANSACTIONS (continued)

Coleman Smith and ELOC Holdings Corp.

The following amounts are included in related party payables on our Balance Sheets:

	September 30, 2022	December 31, 2021
Coleman Smith, President	$36,688	$3,946
Interest payable	96,190	55,713
ELOC Holdings Corp.	210,000	120,000
Terrence Flowers	110	110
	$342,988	$179,769

On September 1, 2022, the Company issued 2,500,000 shares of restricted common stock, with a fair value $60,250, to William Coleman Smith for director services rendered during the first two quarters of 2022.

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

Future minimum lease payments in respect of the above leases as of September 30, 2022, as presented in accordance with ASC 842 were as follows:

2022	$29,566
2023	127,556
2024	133,014
2025	138,472
2026	143,931
Remaining periods	136,527
Total future minimum lease payments	709,062
Less: imputed interest	(115,514)
Total	593,548
Current portion of operating lease	87,437
Long term portion of operating lease	$506,111

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
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

In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company has remitted a further $2,420 towards the outstanding balance. At September 30, 2022 and December 31, 2021, a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

(2)	On August 10, 2019, the Company’s CEO, Mr. William Coleman Smith, entered into a lease agreement with IAC Apartment Development JV LLC to lease space at 861 Tularosa, Irvine, California for a one-year term at a rental rate of $3,455 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. Green Zebra will use the space for its operations. On April 1, 2020, the landlord and the Company agreed to a rental deferment agreement to defer the rental costs by 50% as a result of COVID-19. The monthly rent commencing April 1, 2020 was $1,727 plus utilities. The rental deferment ended on June 1, 2020. The original lease expired on August 9, 2020, and was renewed on expiry for another one-year term at a reduced rate of $3,350 per month. On August 16, 2021, the Company renewed a lease for a further one-year term at a rental rate of $3,620 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. The lease was renewed for a further one year term in August 2022. The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis

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

On each of November 2, 2021, and November 3, 2021, the Company presented a Put to World Amber Corp., pursuant to the Effective S-1 Registration Statement for $50,000 each Put, as a result the cumulative $100,000 in funds resulted in the issuance of 333,334 shares of registered common stock at $0.30 per share. The Registration statement expired on September 24, 2022. No further shares will be sold under this financing agreement.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 10: COMMITMENTS (continued)

(5)	On November 10, 2021, the Company entered into a Registration Right Agreement with Mast Hill Fund, L.P. (the “Investor”), whereby the Company has agreed, upon the terms and subject to the conditions of the Purchase Agreement, to sell to the Investor up to Ten Million Dollars ($10,000,000.00) of Put Shares at an originally estimated put price of $2.00 per share, subject to adjustment in accordance with the terms of the agreement which calls for valuation of the Put price equal to 90% of the volume weighted average price of the Company’s Common Stock on the Principal Market on the Trading Day immediately preceding the respective Put Date, and subject to a valuation period of seven (7) Trading Days immediately following the Clearing Date associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued in order to establish the applicable Purchase Price. To induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “Securities Act”), and applicable state securities laws. The Registration was deemed effective on May 11, 2022.

(6)	On April 7, 2022, the Company entered into Professional Relations and Consulting Agreement (Agreement) with Acorn Management Partners, LLC (Acorn), a Georgia Limited Liability Company, wherein the Company will pay Acorn $11,500 per month, and issue, or cause to be issued, $120,000 worth of the Company’s restricted common stock in three tranches, total shares equivalent to $60,000 for the first six month period and total shares equivalent to $30,000 for each of the remaining two three-month periods. The term of the Agreement is for one year, broken down into three periods; the first began on April 8, 2022, and is for six months. The next two periods are for three months each. The Agreement may be terminated at any time, in writing, by either party. If the Agreement is terminated by the Company before the end of any period, Acorn will be entitled for full payment of the period, and the full issuance of the shares for that period. The Company issued a total of 51,282 unregistered restricted shares on April 15, 2022, in respect of the first installment of $60,000 worth of common stock under the terms of the Agreement which shares are valued at fair market value on the date of issue. On July 19, 2022, 383,000 unregistered shares of the Company’s common stock were issued to Acorn Management Partners, LLC in lieu of cash payments of $60,000 owed to Acorn pursuant to an Addendum to that Consulting Agreement entered into on July 6, 2022.

(7)	On July 7, 2022, effective June 14, 2022, the Company entered into a Sponsorship & Services Agreement (Agreement) with the Texas Rangers MLB Stadium called Globe Life Field (Rangers) wherein the Rangers granted sponsorship benefits to the Company. The Agreement calls for advanced sponsorship revenue share payments of $375,000 by the Company to the Rangers during the fiscal years 2023 and 2024, pursuant to a split fee arrangement for WiFi managed services and Sponsorship opportunity. The Agreement offers the rights of the Company to place stadium ads in a shared revenue model. The Company will also manage the WiFi Network captive portal remotely, as an exclusive arrangement.

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

On April 7, 2022, pursuant to an Engagement Agreement with Acorn Management Partners, LLC, the Company issued a total of 51,282 shares of common stock as compensation. The Company recorded $60,000 as investor relations services. Further, on July 19, 2022, 383,000 unregistered shares of the Company’s common stock were issued to Acorn Management Partners, LLC with a fair value of $69,000 as compensation owed to Acorn pursuant to a Professional Relations and Consulting Agreement (Consulting Agreement) entered into on April 7, 2022, and an Addendum to that Consulting Agreement entered into on July 6, 2022.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK (continued)

Common Stock (continued)

On May 23, 2022 pursuant to an Engagement Agreement with Beyond Media SEZC, the Company issued a total of 1,818,181 shares of common stock as compensation. The Company recorded $600,000 as investor relationship expenses.

On May 27, 2022 the Company issued 356,364 shares of common stock as a result of the exercise of a cashless warrants.

On July 7, 2022 the Company issued 560,000 shares of common stock to Talos for total proceeds of $53,752 at $0.095985 per share pursuant to the exercise of a share purchase warrant.

On August 3, 2022, the Company issued 1,538,462 shares of common stock to lender eSilkroad Network Ltd. in consideration for $300,000 in loans previously provided under the terms of a convertible note agreement convertible at $0.195 per share.

On September 1, 2022, the Company issued 2,500,000 shares of restricted common stock to William Coleman Stock in partial payment of his promissory notes in the amount of $75,000, at $0.03 per share.

On September 1, 2022, the Company issued a cumulative 2,700,000 shares of restricted common stock for directors’ services provided by Mr. Smith, Mr. Procniak and Mr. Hale during the first two quarters of 2022, with a fair value of $65,070.

The Company issued an accumulated 8,835,000 shares of common stock pursuant to Notice of Conversion from lenders in the principal amount of $225,400, and in the accrued interest payable of $53,760 with a fair value of 129,452 and fees with a fair value of $22,621.

The Company issued an accumulated 2,893,770 shares of common stock under an Equity Purchase Agreement with Mast Hill Fund, L.P. with net proceeds of $117,216 (Note 10(5)).

As of September 30, 2022, and December 31, 2021, there were 46,824,801 and 25,177,973 shares of common stock issued and outstanding, respectively.

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

As of September 30, 2022 and December 31, 2021, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

As of September 30, 2022 and December 31, 2021, there is 1 share of Series B Preferred stock issued and outstanding.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
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

In September 2022, the Company issued a total of 3,520,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $52,702 using the Black-Scholes pricing model.

During the nine months ended September 30, 2022, 356,364 shares of common stock were issued from the exercise of 560,000 cashless warrants. 560,000 shares of common stock issued at $0.095985 per share pursuant to the exercise of a share purchase warrant.

Certain warrants above include dilution protection for the warrant holders, which could cause the exercise price to be reduced as a result of a financing event at a valuation below the exercise price in effect at the time. During the nine months ended September 30, 2022, as a result of additional share issuances below the original exercise price of certain warrants, the warrant exercise price was downward adjusted to $0.020025 per share. The downward adjustment on each of the modification dates was treated as additional paid in capital and fully expensed as financing costs on the modification date, and the Company recorded a cumulative $17,965 to additional paid in capital and interest expenses.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	279~297%
Risk-free interest rate	0.83~1.22%
Expected life (years)	3.00~5.00
Stock Price	$0.027~$2.80
Exercise Price	$0.10 ~ $1.00

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 11: CAPITAL STOCK (continued)

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2022 and December 31, 2021:

Exercise Price	December 31, 2021	Issued	Repricing	Exercised	September 30, 2022	Expiration Date
$1.00	560,000			(560,000)	-
$1.00	560,000		0.095985	(560,000)	-
$1.00	10,487		0.020025		10,487	November 2026
$1.00		365,000	0.020025		365,000	April 2027
$0.30		1,466,667	0.020025		1,466,667	May 2025
$0.10		3,520,000	0.020025		3,520,000	September 2027
	1,130,487	5,351,667		(1,120,000)	5,362,154

A summary of the warrant activity for the period ended September 30, 2022 and December 31, 2021 is as follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	1,130,487	$1.00	2.93	$-
Grants	5,351,667	0.216	4.63	-
Exercised	(1,120,000)	-	-	-
Expired	-	-	-	-
Outstanding at September 30, 2022	5,362,154	$0.020025	4.55	$-

Exercisable at September 30, 2022	5,362,154	$0.020025	4.55	$-

NOTE 12: SUBSEQUENT EVENTS

On October 1, 2022, the Company issued 1,800,000 shares of common stock valued at $0.020025 per share pursuant to a Notice of Conversion from Talos Victory Fund in respect to the principal on the December 16, 2021, Convertible Note.

On October 7, 2022, the Company issued 1,600,000 shares of common stock valued at $0.020025 per share pursuant to a Notice of Conversion from Mast Hill in respect to the principal on the November 3, 2021, Convertible Note.

On October 10, 2022, the Company issued 2,500,000 shares of common stock valued at $0.020025 per share pursuant to a Notice of Conversion from Talos Victory Fund in respect to $41,822.60 of the principal and $6,489.90 of unpaid and accrued interest on the December 16, 2021, Convertible Note.

On November 3, 2022, the Company entered into a Promissory Note with Fourth Man LLC, a Nevada limited liability company in which Fourth Man has agreed to lend the Company the principal amount of $160,000; the purchase price of $144,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is $0.020025, subject to adjustment. Further the Company issued the noteholder a five year common stock purchase warrant to acquire up to 2,400,000 shares at $0.10 per share. Proceeds will be used, for operating costs and further execution of GZ6G’s execution on its business plans.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022, and 2021
(Unaudited)

NOTE 12: SUBSEQUENT EVENTS  (continued)

On November 3, 2022 Mast Hill Fund LLP provided the Company with a Notice of conversion whereunder they agreed to convert principal of $27,506.27 and interest of $4,533.73 due and payable into 1,600,000 shares of the Company’s common stock at $0.020025 per share to reduce a total of $32,040.00 from the principal balance of certain convertible promissory note.

On November 4, 2022 the Company filed a follow on Registration Statement on Form S-1 in regard to an Equity Purchase Agreement entered into in November 2021, whereby Mast Hill Fund, L.P. (the “Investor”) agreed, upon the terms and subject to the conditions of the Purchase Agreement, to purchase up to Ten Million Dollars ($10,000,000.00) of Put Shares. The Company is registering another 50,000,000 shares for purchase at an estimated $0.03 per share in respect to this agreement.

On November 3, 2022, the Company entered into a Promissory Note with Fourth Man LLC, a Nevada limited liability company in which Fourth Man has agreed to lend the Company the principal amount of $160,000; the purchase price of $144,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is $0.020025, subject to adjustment. Further the Company issued the noteholder a five year common stock purchase warrant to acquire up to 2,400,000 shares at $0.10 per share. Proceeds will be used, for operating costs and further execution of GZ6G’s execution on its business plans.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended September 30, 2022, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2021, as filed with the SEC on Form 10-K on March 11, 2022.

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

Results of Operations

Three Months Ended September 30, 2022 and September 30, 2021

Revenue

We generated a total of $74,890 in revenue for the three months ended September 30, 2022, and $132,000 in revenue in the comparable period ended September 30, 2021.

Net Income (Loss)

Three Months ended September 30, 2022, and 2021

	Three Months Ended
	September 30
	2022	2021
NET REVENUES	$74,890	$132,000

OPERATING EXPENSES
Cost of revenue	3,770	32,722
Research and development expenses	-	2,600
Depreciation	26,403	17,752
General and administrative	554,248	293,318
General and administrative, related parties	120,000	90,000
Professional fees	30,000	18,759
Total operating expenses	734,421	455,151

(Loss) from operations	(659,531)	(323,151)

Other income (expense)
Gain on extinguishment of debt	3,568,359	-
Interest expense	(1,189,022)	(2,522,952)
Total other income (expense)	2,379,337	(2,522,952)

Net income (loss)	$1,719,806	$(2,846,103)

Less: net income (loss) attributable to Non-controlling interest	(20,757)	13,841
Net income (loss) attributable to GZ6G Technologies Corp.	$1,740,563	$(2,859,944)

Total operating expenses for the three months ended September 30, 2022, were $734,421 as compared to $455,151 for the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, we reported costs of revenue of $3,770 and $32,722 respectively.  The Company incurred $554,248 and $293,318 in general and administrative expenses in the three months ended September 30, 2022, and 2021, respectively and general and administrative costs from fees charged by related parties of $120,000 and $90,000, respectively. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase period over period primarily relates to new employees hired in 2022 with $322,573 in payroll expenses for the three months ended September 30, 2022 as compared to $163,971 for the period ended September 30, 2021, share based compensation to officers and directors in the current period of $65,070 as compared to $0 in the prior comparative three months, transfer agent fees of $22,392 compared to $6,708 in fiscal 2021 due to the costs associated with shares issuances under our equity offerings, software expenses of $14,417 for the three months ended September 30, 2022 with as compared to $3,528 for the three month ended September 30, 2021, insurance expenses of $10,651 as compared to $2,766 in September 30, 2021, and increases to rent expenses to $59,186 for the three months ended September 30, 2022 from $48,404 for the three months ended September 30, 2021.General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. The increase in related party administrative costs is due to an increase in management fees payable to Mr. Smith of $10,000 per month in the period ended September 30, 2022. Professional fees in the three months ended September 30, 2022, totaled $30,000 as compared to $18,759 in the three months ended September 30, 2021, mainly due to an increase in accounting and audit fees from $8,875 for the three months ended September 30, 2021 to $22,500 for the three months ended September 30, 2022 as the Company incurred additional fees in September 2022 due to expenses associated with the filing of certain registration statements and increased financings. Depreciation increased from $17,752 during the three months ended September 30, 2021, to $26,403 during the three months ended September 30, 2022, as a result of the acquisition of a new office space and associated furnishings and equipment.

Other income (expense)

Other income and expense reported for three months ended September 30, 2022, reflected a gain of $2,379,332 for 2022 as including interest expenses and amortization of debt discounts of $1,189,022, offset by a gain on extinguishment of debt of $3,568,359. During the three months ended September 30, 2021, the Company reported other income expenses of $2,522,952 all of which related to interest expense and amortization of debt discounts.

We had a net income of $1,719,806 offset by a loss attributable to the non-controlling interest of $20,757 bringing our total net income attributable to the Company to $1,740,563 in the three months ended September 30, 2022, compared to a net loss of $2,846,103 plus a gain of $13,841 attributable to the non-controlling interest bringing our total Net Loss attributable to the Company to $2,859,944 in the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

We generated a total of $81,890 in gross revenue for the nine months ended September 30, 2022, with $132,000 revenue in the comparable period ended September 30, 2021.

Net Income (Loss)

Nine Months ended September 30, 2022, and 2021

	Nine Months Ended
	September 30,
	2022	2021

NET REVENUES	$81,890	$132,000

OPERATING EXPENSES
Cost of revenue	5,251	32,722
Research and development expenses	-	7,800
Depreciation	97,854	19,941
General and administrative	2,430,359	545,330
General and administrative, related parties	360,000	240,000
Professional fees	80,200	74,015
Total operating expenses	2,973,664	919,808

(Loss) from operations	(2,891,774)	(787,808)

Other income (expense)
Gain on extinguishment of debt	3,568,359	-
Interest expenses	(5,443,450)	(4,453,057)
PPP loan forgiveness	46,091	-
Total other income (expense)	(1,829,000)	(4,453,057)

Net income (loss)	$(4,720,774)	$(5,240,865)
Less: net income (loss) attributable to Non-controlling interest	(37,511)	(66,233)
Net income (loss) attributable to GZ6G Technologies Corp.	$(4,683,263)	$(5,174,632)

Total operating expenses for the nine months ended September 30, 2022, were $2,973,664 as compared to $919,808 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, we reported costs of revenue of $5,251 and $32,722 respectively. The Company incurred $2,430,359 and $545,330 in general and administrative expenses in the nine months ended September 30, 2022 and 2021 respectively and general and administrative costs from related parties of $360,000 and $240,000, respectively. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase primarily relates to new employees hired in 2022 with a total of $1,173,368 in payroll expenses for the nine months ended September 30, 2022 as compared to $260,441 for the period ended September 30, 2021, share based compensation to officers and directors in the current period of $65,070 as compared to $0 in the prior comparative three months, investor relations expenses were $754,060 for the nine months ended September 30, 2022 as compared to $4,225 for the period ended September 30, 2021, advertising and promotion expenses increased substantially from $44,754 for September 30, 2021 to $66,013 for the nine months ended September 30, 2022, transfer agent and filing fees increased period over period as a result of equity financings in the period and associated share issuance costs from $22,037 for the nine months ended September 30, 2021 to $38,977 for the nine months ended September 30, 2022, software expenses were $43,001 for the nine months ended September 30, 2022 as compared to only $4,375 for the nine month ended September 30, 2021 as we worked to improve our product offerings, insurance expenses, including general, health and auto insurance were $28,801 as compared to $5,456 in September 30, 2021, and rent expense increased from $81,078 for the period ended September 30, 2021 to $165,530 for the nine months ended September 30, 2022. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. The increase in related party administrative costs is due to an increase in management fees to Mr. Smith of $10,000 per month in the period ended September 30, 2022. Professional fees in the nine months ended September 30, 2022, remained fairly constant totaling $80,200 in the current nine months, as compared to $74,015 in the nine months ended September 30, 2021. Depreciation increased from $19,941 during the nine months ended September 30, 2021, to $97,854 during the nine months ended September 30, 2022, as a result of the acquisition of a new office space and associated furnishings and equipment.

Other expense

During the nine months ended September 30, 2022, the Company reported other expenses of $1,829,000 including interest expenses and amortization of debt discounts of $5,443,450, offset by a gain on extinguishment of debt of $3,568,359 and a gain of $46,091 related to the forgiveness of a PPP loan. During the nine months ended September 30, 2021, the Company reported other expenses of $4,453,057 all of which related to interest expense and amortization of debt discounts

We had a net loss of $4,720,774 offset by a loss attributable to the non-controlling interest of $37,511 bringing our total Net Loss attributable to the Company to $4,683,263 in the nine months ended September 30, 2022, compared to a net loss of $5,240,865 less a loss of $66,233 attributable to the non-controlling interest bringing our total Net Loss attributable to the Company to $5,174,632 in the nine months ended September 30, 2021.

Statement of Cash Flows

September 30, 2022 and 2021

The following table summarizes our cash flows for the period presented:

	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(1,917,911)	$(787,709)
Net cash used in investing activities	(72,609)	(176,690)
Net cash provided by financing activities	1,404,820	898,146
Decrease in cash	(585,700)	(62,253)
Cash end of period	$174,091	$118,291

Cash Used in Operating Activities

Net Cash used in operating activities for the nine months ended September 30, 2022, was $1,917,911 as compared to $787,709 of cash used by operating activities for the nine months ended September 30, 2021.

Cash used in operating activities for the nine months ended September 30, 2022, was primarily the result of our net loss of $4,720,774 offset by non-cash items including amortization of debt discount and issuance costs of $5,125,104, financing costs of $22,400, PPP loan forgiveness of $46,091, depreciation of $97,854, amortization of right of use assets of $16,113, common stock issued as financing costs of $22,400, common stock issued for services of $65,070, common stock issued under consulting agreements of $729,000 and repricing of warrant exercise pricing of $17,965. Changes in operating activities for the period ended September 30, 2022, included an increase in accounts receivable of $947, an increase in prepaid expenses of $11,460, an increase in accounts payable and accrued expenses of $226,995, an increase in related party payables of $163,219, a decrease in customer deposits of $34,000. Cash used in operating activities for the period ended September 30, 2021, relates to a net loss of $5,240,865, offset by amortization of debt discount of $4,373,277, depreciation of $19,941, fixed assets reclassified to advertising expenses of $4,990 and amortization of rights of use assets of $520. Changes in operating activities in the nine months ended September 30, 2021, included a decrease in prepaid expenses of $4,507, an increase in other current assets of $10,436, an increase to accounts payable and accrued expenses of $46,990, an increase in related party payables of $149,367 and a decrease of customer deposits of $132,000.

Cash Used In Investing Activities

Cash used by investing activities for the nine months ended September 30, 2022, was $72,609 and was related to equipment purchases of $102,609 offset by proceeds from a credit related to leasehold improvements of $30,000.

Cash used by investing activities for the nine months ended September 30, 2021 was $176,690 and related to equipment purchases of $176,690.

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, financing activities provided net cash of $1,404,820, which was comprised of proceeds from the sale of common stock of $117,216, proceeds from the exercise of warrants of $53,752, proceeds from related parties of $310,000, proceeds of convertible notes of $1,199,150, a refund of related to a PPP loan which was forgiven during the period of $5,702 offset by a repayment of convertible notes of $281,000.

During the nine months ended September 30, 2021, consisted of proceeds from a share subscriptions receivable of $150,000 and proceeds from convertible notes of $900,000, offset by repayments of related party debt of $151,854.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated modest revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As at September 30, 2022, the Company had cash on hand of $174,091 (December 31, 2021- $759,791) and an accumulated deficit of $20,775,794 (December 31, 2021 - $16,092,531).

During the years ended December 31, 2021 and 2020 the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000 during fiscal 2021. The Company anticipates a need for a further $5,000,000 in fiscal 2022 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. To date the Company has received funding under these equity lines of $117,216. There is no guarantee the Company will continue to receive financing as required.

During the nine months ended September 30, 2022, the Company received $53,752 in proceeds from the exercise of warrants, $50,000 in proceeds from a loan treaty agreement, and a further $1,149,150 in net proceeds from convertible notes as well as $310,000 from its CEO in the form of promissory notes for ongoing operations.

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2022, the Company had a working capital deficit of $8,418,286 with approximately $174,091 of cash on hand and an accumulated deficit of $20,775,794. During the year ended December 31, 2021 the Company entered into various loan treaties, convertible notes and other financing arrangements through which we received net cash proceeds of $2,108,000. The Company anticipates a need for a further $5,000,000 in fiscal 2023 to meet its upgraded infrastructure requirements and has filed two registration statements on Form S-1 to facilitate this requirement which allow for total funding of up to $15,000,000, both of which have been deemed effective. To date the Company has received funding under these equity lines of $117,516. During the nine months period ended September 30, 2022, the Company raised an additional net $1,199,150 by way of a series of convertible promissory notes totaling $1,149,150 and including $50,000 funded under the loan treaty agreement. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs

We charge research and development costs to operations as incurred in accordance with ASC 730-Research and Development, except in those cases in which such costs are reimbursable under customer funded contracts. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods. During each of the nine months ended September 30, 2022, and 2021 we expended $NIL and $7,800 on research and development costs, respectively.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature. As of September 30, 2022 and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $6,223,130 and $5,075,840 for the value of the stock settled debt with respect to certain convertible notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
$73,430

During the year ended December 31, 2021, the Company became aware of the judgement and, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which funds were subsequently released to Plaintiff. A further $2,420 has been paid to the Plaintiff during the fiscal year ended December 31, 2021. The Company and the Plaintiff are currently in discussions regarding the balance of the claimed amount. At the date of this report there is a total of $54,738 due and payable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2022, the Company issued 1,800,000 shares of common stock valued at $0.020025 per share pursuant to a Notice of Conversion from Talos Victory Fund in respect to the principal on the December 16, 2021, Convertible Note.

On October 7, 2022, the Company issued 1,600,000 shares of common stock valued at $0.020025 per share pursuant to a Notice of Conversion from Mast Hill in respect to the principal on the November 3, 2021, Convertible Note.

On October 10, 2022, the Company issued 2,500,000 shares of common stock valued at $0.020025 per share pursuant to a Notice of Conversion from Talos Victory Fund in respect to $41,822.60 of the principal and $6,489.90 of unpaid and accrued interest on the December 16, 2021, Convertible Note.

On November 3, 2022, the Company entered into a Promissory Note with Fourth Man LLC, a Nevada limited liability company in which Fourth Man has agreed to lend the Company the principal amount of $160,000; the purchase price of $144,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is $0.020025, subject to adjustment. The Promissory Note and accompanying documents were executed on November 9, 2022. Proceeds will be used, for operating costs and further execution of GZ6G’s execution on its business plans.

On November 3, 2022 Mast Hill Fund LLP provided the Company with a Notice of conversion whereunder they agreed to convert principal of $27,506.27 and interest of $4,533.73 due and payable into 1,600,000 shares of the Company’s common stock at $0.020025 per share to reduce a total of $32,040.00 from the principal balance of certain convertible promissory note.

On November 4, 2022 the Company filed a follow on Registration Statement on Form S-1 in regard to an Equity Purchase Agreement entered into in November 2021, whereby Mast Hill Fund, L.P. (the “Investor”) agreed, upon the terms and subject to the conditions of the Purchase Agreement, to purchase up to Ten Million Dollars ($10,000,000.00) of Put Shares. The Company is registering another 50,000,000 shares for purchase at an estimated $0.03 per share in respect to this agreement.

On November 9, 2022, the Company entered into a Promissory Note with Janbella Group LLC, a North Carolina limited liability company in which Janbella agreed to lend the Company the principal amount of $54,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is 35% discount to the lowest trading price for the Common Stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date. The Promissory Note and accompanying documents were executed on November 10, 2022, and proceeds will be used for operating costs and further execution of GZ6G’s execution on its business plans.

Other than set out above, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Promissory Note dated November 3, 2022 issued to Fourth Man LLC
10.2	Securities Purchase Agreement dated November 3, 2022 between the Company and Fourth Man LLC
10.3	Stock Purchase Warrant issued to Fourth Man LLC
10.4	Convertible Promissory Note between the Company and Janbella Group LLC dated November 8, 2022
10.5	Securities Purchase Agreement dated November 8, 2022 between the Company and Janbella Group LLC
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GZ6G Technologies Corp.

Date: November 14, 2022	By:	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)