Form 10-K
period 2022-12-31
GZ6G Technologies Corp.
filed 2023-04-17
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-51007

(Commission File Number)

GZ6G Technologies Corp.

(Exact name of registrant as specified in its charter)

Nevada	20-0452700
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Technology Drive, Bldg B, Suite no. B123 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,770,079.

As of April 14, 2023, there were 128,401,166 shares of the registrant’s common stock outstanding.

i

PART I

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to GZ6G Technologies Inc. unless the context otherwise indicates.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include any expectation of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to potential benefits of acquisitions; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified and discussed in our prospectus on Form S-1/A filed with the Securities and Exchange Commission (“SEC”) on February 7, 2023 starting on page 7, “Risk Factors”, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements in this Annual Report on Form 10-K may include statements about:

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

ITEM 1. BUSINESS

Company Overview

GZ6G Technologies Corp. (“GZ6G”, “we” or the “Company”) is an emerging smart city technology growth company that provides wireless and monetization enterprise level smart solutions to cities and large venues that require multiple types of products, services and third-party solutions to fulfil client needs.  We were incorporated in Nevada on December 23, 2003, and are headquartered at 1 Technology Drive, Bldg B, Irvine, CA 92618, Suite no. B123.

GZ6G is a smart solutions technology provider focused on providing smart solutions advisory services, developing and acquiring early stage wireless 5G/6G and beyond technologies that meet certain core application requirements that deliver potential enterprise smart city solutions. Types of Products include IPTV technologies, digital displays technologies, VR, AI, data analytics software and wireless security tools for Stadiums, Airports, Universities and Smart City Projects. Our Mission: create shareholder value by creating a family of wireless technology companies specializing in vertical markets that support subsidiary business units with necessary skill sets to deliver value added smart Solutions to partners and customers.

A wireless Internet of Things (IoT) technology company and its subsidiaries and divisions, GZ6G Technologies Corp (GZ6G) is focused on acquiring, developing and overseeing innovative wireless IoT technology companies for the emerging 5G and Wi-Fi6 marketplaces, including target markets such as stadiums, airports, universities, racetracks, casinos, and smart city projects.

Our controlled subsidiary, Green Zebra Media Corp (GZMC) is one such innovative provider of wireless hardware gateways, communications, marketing and sponsorship, data analytics platforms and CRM technology. Our products are used for stadiums, cities, airports, universities and hospitality markets.

The focus of our operations are contracts which can most efficiently, and cost effectively, bring revenue generating operations through partnerships with venues and industries that must adapt to the new 5G and WiFi6 environment.

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

In June 2018 GZ6G entered into a five-year written Master Service Agreement (MSA) vendor agreement with Lumen Technologies Corp (Lumen) (F/K/A CenturyLink) wherein GZ6G will provide enterprise level smart technology sales and marketing support to help Lumen enterprise sales teams nationally.  The Agreement is non-exclusive with GZ6G acting as a supplier of software, license to use the software, service of the software, packaging and shipping the software, and installation of the software, as well as hosting services for the software. Due to existing relationships Lumen has with Venues, Stadiums, and Smart City target markets we are able to leverage Lumen’s relationships for introduction and exposure into those target markets.

The first of these projects for the Company was the city of West Des Moines, Iowa’s new Recplex sport venue project. The Company finalized a wireless hardware installation to recognize $130k in revenue in the fourth quarter of 2021.  IT sponsorship managed service revenue will begin as the West Des Moines Recplex opens for the public in the current year.

In July 2022, the Company signed an exclusive, strategic partnership with Major League Baseball (“MLB”) team, the Texas Rangers. In December 2022, as amended January 2023, the Company signed a sponsorship and services agreement with the Kansas City Royals Baseball Club.

Green Zebra will be managing sponsorship opportunities within the venue across IPTV (internet protocol television) and fans’ mobile devices during live games and other events. When a stadium guest logs into the venue’s Wi-Fi network, Green Zebra’s interface launches to provide fans with quick and secure Internet access on their mobile devices including relevant messaging, such as food and merchandise discounts, and urgent updates such as stadium or security information across the venue’s IPTVs.

In addition, sponsorship opportunities are provided across Wi-Fi networks operated through Green Zebra’s managed service solutions. This allows for a smart connected ecosystem and monetization prospects for sponsors to promote their brand to a captive audience. Green Zebra will manage the networks within the live event facilities and their respective Wi-Fi networks and redirect web pages enabling sponsor ads to be seen across diverse platforms.

In September 2022, the Company’s GZ Networks division entered into an engagement agreement with an Orange County, California-based real estate chain, RE/MAX, as its IT service provider. This Orange County engagement will provide an opportunity to service other RE/MAX locations as the environment is similar office to office. This new partnership is one of several opportunities GZ Networks has been cultivating for small to medium size businesses (SMBs).

The initial focus on the Southern California region gives the GZ Networks senior management team the opportunity to train and prepare team members for enterprise accounts. With a quickly expanding roster of potential clients for enterprise accounts, GZ6G and GZ Networks are working quickly to enhance in-house expertise as an IT service provider in order to prepare for larger enterprise accounts as the opportunities arise.

Along with IT services offered to clients, GZ Networks offers a package of robust security services intended to protect sensitive customer and staff data from cyber-attacks for key service providers such as law offices, bank buildings, hotels, bars, and restaurants. The GZ Networks team of business advisors examine current business structures in place and provide analysis and suggestions to secure and optimize networks. HIPAA compliance allows further security where needed for hospitals, doctor’s offices, and healthcare facilities to safeguard patient data.

Green Zebra Smart Networks opened its new technology managed service center in Irvine, California in 2021 to support monthly recurring revenue for enterprise accounts.  In addition, the office has hired staff to sell remote IT networking services to small to medium companies that require an outsourced IT networking solution.   Costs for staffing and equipping this office has been approximately $1.45 million and $0.52 million in the years ended December 31, 2022 and 2021, respectively.  We will continue to expand our staff as needed and as funds are available; however, the office currently is equipped with the necessary hardware and software, including state of the art security measures, in order to use this office as the Company’s showroom and headquarters.

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

Revenue Model

We are unable to provide an estimated revenue for GZ6G at this time; however, our Green Zebra Smart Network Irvine, California local office has begun generating recurring revenue in the middle of 2022.  We began onboarding clients in the fourth quarter of 2021.

Clients, when they are signed up, will incur recurring $5,000 monthly fees for IT security monitoring services and Local CCNA (Cisco Certified Network Associate) engineering with remote troubleshooting support capabilities and senior IT network engineers.

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

GZ6G’s Subsidiaries and Divisions will focus on 4 core areas of expertise to support the GZ6G Enterprise smart solutions:  1. Wireless networking, security managed Services; 2. Data Center Services; 3. IOT software development; 4. Marketing, advertising, sponsorship services.  We expect each subsidiary or division to operate on its own until GZ6G requires the expertise to fulfil all or part of GZ6G technologies enterprise smart solutions products and services as required by contracts.

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

While there are many competitors that offer Wireless Networking technology platforms, there are few that provide a on premise wireless gateway communication ad servers and digital marketing monetization support solutions together.  The emerging industry requires assistant to maximize the client’s return on investment.

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

Currently, GZ6G technologies has secured two partnerships with MLB teams the Kansas City Royals and the Texas Rangers and is working on securing a number of enterprise projects that were delayed in 2020 and 2021 as a result of COVID-19 but have resumed operation in fiscal 2022. These additional projects include several NCAA universities, National Football League,  and cities located in the United States.

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

Additional revenue sources – Wi-Fi as a revenue center

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

The Company has generated limited revenue to date and has only recently entered into its first strategic partnership, sponsorship and services agreements with two large venues and one smaller Enterprise client. We expect to continue to finalize contracts throughout 2023 to expand our revenue base. Recurring revenues will not be generated from our projects until the installation of our products are complete (anticipated in 2023) and sponsorship and marketing opportunities are able to be monetized.

The Company currently has four divisions that will implement actions to correspond with the above services.

Market Opportunity

GZ6G Technologies is in a unique position to grow rapidly as a smart solution provider for strategic partners in the 5G & Wi-Fi 6 industry with strategic public partners.

We have been preparing, developing and building relationships to scale 5G & Wi-Fi 6 emerging markets since winning the New York City connectivity challenge at Governors Island in the Spring of 2018.   We established a s relationship with Lumen’s smart solutions consulting team (formerly CenturyLink).  GZ6G is in a unique position to grow rapidly as a smart solution provider in the 5G & Wi-Fi 6 industry.

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

5G & Wi-Fi 6 plus is creating what’s called the (4th) next generation industrial revolution that is going to create faster and faster high-speed internet that will create more innovations opportunities that are directed at auto, delivery, entertainment, medical industry and sensors technologies.

GZ6G has been preparing, developing and building relationships to scale 5G & Wi-Fi 6 emerging markets since winning the New York City connectivity challenge at Governors Island in the Spring of 2018.   We established a relationship with Lumen’s smart solutions consulting team (formerly CenturyLink) and also have a few other trusted strategic partnership opportunities.  GZ6G is in a unique position to grow rapidly as a smart solution provider in the 5G & Wi-Fi 6 industry.

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

Go-To-Market Strategies

Smart Solutions Technology

GZ6G technologies going forward marketing strategy for 2023 will primarily be focused on global strategic partners relationships where our products and services complement each other’s’ product, services and support offerings to enterprise clients.

This partnership approach reduces barriers to market lowers the risk while establishing brand value and trust with clients and customers.   Access to our target markets are more receptive when working with their trusted partners at this stage of our growth.

This partnership approach reduces barriers to market lowers the risk while establishing brand value and trust with clients and customers.

The Company will look to scale up divisional offices in local markets as part of our marketing and support strategy going forward. Our plans include local and regional support centers for large venue city, stadium, airport and university accounts.

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

The market for Wi-Fi equipment worldwide was $15.6 billion in 2022, according to industry research by MarketsandMarkets, Inc. This describes a compound annual growth of 21.2% through 2022. Such growth is driven by the use of wireless devices including smart phones, tablets and development of the IoT market. Approximately 67% of the worldwide wireless equipment market is in the US.  MarketWatch reports the Global Wireless Connectivity market, including chips and devices will reached $31.8 billion in 2022.

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

Current Operations

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

From banner and social media advertisements and advertorials, to website and shopping portal purchase engagements, and product procurement, we will support venues in all of their touch points and engagement opportunities with their end audience.

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

Our expertise is IoT; we will help companies become relevant, agile and competitive in a global consumer commerce environment.  We will offer the ability for worldwide marketing and advertising through our developed software and available wifi at our venues.  Consumers want to be able to shop, among other things, anytime and anywhere, and on any device; our expertise allows for us to put our brands right in front of this consumer activity.

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

Employees and Consultants

Including our CEO, President and Director, Mr. William Coleman Smith, along with our two independent Directors, we have a total of 14 full time employees.  Mr. Rohan Potange continues to act as our Interim Chief Technology Officer.

Rohan Potange, Interim Chief Technology Officer

Rohan Potange has more than 13 years of experience in technology consulting, project management, operations, finance, strategic marketing, business expansion, and innovative product development. As a software industry expert, his responsibilities at GZ6G Technologies Corp. encompass expanding and managing the teams responsible for the development of VenuTrax for GZ6G Technologies’ Green Zebra Smart Labs division. VenuTrax will be a state-of-the-art logic management solution cloud (SaaS) platform intended to provide venues the ability to directly communicate with customers using 5G & Wi-Fi 6, as well as offer business intelligence such as data analytics and artificial intelligence for monetization purposes.

Mr. Potange is also the Chief Executive Officer for GZ6G Technologies partner, Internet Soft, a digital transformation consultancy, and software development company that provides cutting-edge engineering solutions. Internet Soft assists Fortune 500 companies and enterprise clients solve complex issues that always emerge during their digital evolution journey. Internet Soft helps Green Zebra Smart Labs scale up workforce and technologies to meet the demand for the emerging 5G & Wi-Fi 6 industry.

Mr. Potange’s strong communication and mentoring skills allows him to lead teams in a way that promotes internal and external business relationships and strengthens customer confidence.

Mr. Potange received his Master’s in Computer Science from Savitribai Phule Pune University located in Pune, India.

The Company works with legal counsel, an accounting firm and an auditing firm on an as needed basis.  The Company is looking to hire technical, marketing and software development engineers/staff as soon as finances allow. We intend to add additional staff as we grow. Any such additions will be made at the discretion of management and to meet the Company’s then current needs, all subject to having available resources to attract and retain such staff.

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

Government Contracting Opportunities/Regulation

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

Available Information

Our principal executive offices are located at 1 Technology Drive, Bldg B, Suite B123, Irvine, CA 92618.

Our telephone number is (949) 872-1965. Our website address is www.GZ6G.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Alternatively, these reports may be accessed at the SEC’s website at www.sec.gov

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

For risks relating to our operations, see “Risk Factors” contained in our prospectus filed on Form S-1/A on February 7, 2023.

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

We had a lease with IAC Apartment Development JV LLC to lease approximately 1,500 square feet of space at 861 Tularosa, Irvine, California for a one-year term expiring October 9, 2022 at a rental rate of $3,620 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. Green Zebra uses the space for its operations. Upon expiry of the lease the Company continues to use the space on a month to month basis.

During fiscal 2020 the Company formed a partnership with one of its branding partners for shared office space in a 5,000 square foot office complex located at 8925 West Post Road, Suite 102, Las Vegas, NV 89148. The shared use of the space by Green Zebra staff is currently provided free of charge as part of the shared contract work between Green Zebra, the Company and the branding partner.

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
$73,430

As of December 31, 2020 and March 31, 2021, the Company was unaware of the judgement.  In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company remitted a further $2,420 towards the outstanding balance. The Company has remitted a further $2,420 towards the outstanding balance. At December 31, 2022 and 2021, a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

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

The last reported sales price of our common stock on the OTCQB on April 14, 2023 was $0.0057.

Holders

As of December 31, 2022, there were 23 stockholders of record of our common stock.

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

The Company does not have any equity compensation plans as of December 31, 2022.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2022.

Securities Placed on Reserve Pursuant to Convertible Notes

The Company currently has a total of 774,167,393 shares of common stock on reserve pursuant to obligations to Convertible Notes. On March 1, 2023, the Company filed a Certificate of Amendment with the state of Nevada in order to increase the number of authorized common shares to 1,000,000,000, and to ensure the number of authorized shares would accommodate the number of shares on reserve.

ITEM 6 – [RESERVED]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021, AND THE NOTES TO THOSE AUDITED FINANCIAL STATEMENTS.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOVLE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE IDENTIFIED AND DISCUSSED IN OUR PROSPECTUS ON FORM S-1/A FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”) ON FEBRUARY 7, 2023 STARTING ON PAGE 7, “RISK FACTORS”, AND THE RISKS DISCUSSED IN OUR OTHER SEC FILINGS.

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

Results of Operations

Revenue

Fiscal Year ended December 31, 2022 and 2021:

We reported revenues of $221,946 and $78,000 in the fiscal years ended December 31, 2022 and 2021, respectively. The increase in revenues in the year ended December 31, 2022 is directly related to two long term contracts entered into during the year under which the Company provides hardware installation services, professional design services and future monthly services with revenue sharing on certain sponsorship components.

Operating Expenses

Years ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

NET REVENUES	$221,946	$78,000

OPERATING EXPENSES
Cost of revenue	18,276	43,121
Depreciation	125,424	20,429
General and administrative	2,957,041	963,068
General and administrative, related parties	480,000	330,000
Professional fees	95,509	99,099
Total operating expenses	3,676,250	1,455,717

(Loss) from operations	(3,454,304)	(1,377,717)

Other income (expense)
Interest expense	(7,094,839)	(8,051,277)
Gain (loss)	3,575,831	(714,973)
PPP loan forgiveness	46,091	-
Total other income (expense)	(3,472,917)	(8,766,250)

Net income (loss)	$(6,927,221)	$(10,143,967)

Less: net income (loss) attributable to Non-controlling interest	(56,201)	(112,359)
Net income (loss) attributable to GZ6G Technologies Corp.	$(6,871,020)	$(10,031,608)

Total operating expenses for the year ended December 31, 2022, were $3,676,250 as compared to $1,455,717 for the year ended December 31, 2021. During the years ended December 31, 2022 and 2021, we reported costs of revenue of $18,276 and $43,121 respectively. The Company incurred $2,957,041 and $963,068 in general and administrative expenses in the years ended December 31, 2022 and 2021, respectively and general and administrative costs from related parties of $480,000 and $330,000, respectively. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase primarily relates to new employees hired in 2022 with a total of $1,453,055 in payroll expenses for the year ended December 31, 2022 as compared to $527,778 for the year ended December 31, 2021, share based compensation to officers and directors in the current year of $65,070 as compared to $0 in the prior comparative year, investor relations expenses were $754,060 for the year ended December 31, 2022 as compared to $14,225 for the year ended December 31, 2021, advertising and promotional expenses increased substantially from $55,263 in the year ended December 31, 2021 to $118,772 for the year ended December 31, 2022, transfer agent and filing fees increased period over period as a result of equity financings in the period and associated share issuance costs from $41,204 for the year ended December 31, 2021 to $83,355 for the year ended December 31, 2022, software expenses were $59,863 for the year ended December 31, 2022 as compared to only $21,785 for the year December 31, 2021 as we worked to improve our product offerings, insurance expenses, including general, health and auto insurance were $42,799 as compared to $12,252 in December 31, 2021, and rent expense increased from $129,670 for the year ended December 31, 2021 to $220,676 for the year ended December 31, 2022. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. The increase in related party administrative costs is due to increases in management fees to Mr. Smith in the year ended December 31, 2022. Professional fees in the year December 31, 2022, remained fairly constant totaling $95,509 in the current year as compared to $99,099 in the year ended December 31, 2021. Depreciation increased from $20,429, during the year December 31, 2021, to $125,424 during the year ended December 31, 2022, as a result of the acquisition of a new office space and associated furnishings and equipment.

Other expense

Other expense reported for the fiscal years ended December 31, 2022, and 2021 totaled $3,472,917 and $8,766,250, respectively. During the year ended December 31, 2021 the Company reported interest expenses of $8,051,277 including amortization of debt discount and issuance costs of $7,823,512 and interest expenses of $227,765 and a loss on conversion of certain notes to common stock of $714,973. During the year ended December 31, 2022 the Company reported interest expenses of $7,094,839 including amortization of debt discount and issuance costs of $5,864,374, financing costs of $920,227, including fees paid in cash as well as the issuance of warrants and common stock to financing agents, and interest expenses of $310,238, a gain on conversion of certain notes to common stock of $3,575,831 and a gain of $46,091 upon forgiveness of PPP loans.

We had a net loss of $6,927,221 in the year ended December 31, 2022 compared to a net loss of $10,143,967 in the year ended December 31, 2021.

Statement of Cash Flows

Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years presented:

	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(2,514,937)	$(1,369,844)
Net cash used in investing activities	(77,909)	(251,993)
Net cash provided by financing activities	2,340,207	2,201,084
Increase (decrease) in cash	(252,639)	579,247
Cash end of year	$507,152	$759,791

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $1,369,844 as compared to $2,514,937 of cash used in operating activities in the year ended December 31, 2022.

Cash used in operating activities for the year ended December 31, 2022 was primarily the result of our net loss of $6,927,221 (December 31, 2021 – $10,143,967) offset by non-cash items including amortization of debt discount and offering costs of $5,864,374 (December 31, 2021- $7,823,512), a gain on conversion of certain notes to common stock of $3,575,831 (as compared to a loss on conversion of notes for the year ended December 31, 2021 of $714,973), depreciation of $125,424 (December 31, 2021- $20,429), and amortization of rights of use assets of $20,033 (December 31, 2021 - $910), as well as PPP loan forgiveness of $46,091, common stock issued as financing costs of $22,399, and common stock issued in satisfaction of consulting agreements of $794,070 all with no comparable transaction in fiscal 2021. In the fiscal year ended December 31, 2021 we also reported $4,990 due to a reclassification of fixed assets to advertising expense with no comparable amounts for this item in the fiscal year ended December 31, 2022.

Changes in operating activities in the year ended December 31, 2022 included an increase in prepaid expenses of $30,588 (2021 - $7,319), an increase to accounts payable of $387,972 (2021 - $100,264), an increase in related party payables of $237,382 (2021 - $179,659) and a decrease in customer deposits of $37,000 (2021 - $78,000). We also reported an increase in accounts receivable in the year ended December 31, 2022 of $57,845 (2021 - $0) and an increase in other current assets of $0 (2021 - $10,436).

Cash Used In Investing Activities

Cash used by investing activities for the years ended December 31, 2022 and 2021 related to equipment purchases and totaled $107,909 and $251,993, respectively offset by a credit for leasehold improvements in the year ended December 31, 2022 of $30,000 (2021 - $0)

Cash Provided by Financing Activities

During the year ended December 31, 2022, financing activities provided cash of $2,340,207 which was comprised of proceeds from private placements of $151,104, proceeds from the exercise of warrants of $53,751, proceeds from a related party of $450,100, PPP loan interest refund of $5,702, and proceeds from convertible notes of $1,960,550, offset by repayments of convertible notes of $281,000.

During the year ended December 31, 2021, financing activities provided cash of $2,201,084 which was comprised of proceeds from private placements of $100,000, subscriptions receivable of $150,000, and proceeds from convertible notes of $2,108,000, offset by repayment of debt of $151,854 and repayments of loans payable of $5,062.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated limited revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As of December 31, 2022, the Company had a working capital deficit of $8,906,205 with approximately $507,000 of cash on hand and an accumulated deficit of $23,078,343. While the Company received proceeds of approximately $1,960,000 from certain convertible notes, proceeds of approximately $53,000 from warrant exercises, proceeds from the sale of registered stock of approximately $151,000 and loans from its officer and director of $450,100, the Company is still not able to meet its operational overhead. The Company anticipates a need for a further $5,000,000 in fiscal 2023 to meet its upgraded infrastructure requirements and has filed a registration statement on Form S-1 to facilitate this requirement.  The issuance of additional securities may continue to result in significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company anticipates a need for a further $5 million in fiscal 2023 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan agreements, the Company is in the process of filing a follow-on registration statement on Form S-1 to facilitate additional funding up to a maximum of $10,000,000. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. See Note 2 – Summary of Significant Accounting Policies.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of accounts receivable and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Policies

Revenue Recognition

We recognize revenue from installation, digital marketing, sponsorship and advertising fees and the sale of WiFi and communication solutions to customers. Our policy is to record revenue from installation services upon reaching identified milestones, “percentage of completion” as set out in our customer agreements. Revenue from marketing, sponsorship and advertising is recognized when the performance obligation is complete. Recurring revenue from WiFi and communication solutions is recognized monthly in accordance with the terms of the contract with the customer.

Research and Development Costs

Our policy is to charge research and development costs to operations as incurred in accordance with ASC 730-Research and Development, except in those cases in which such costs are reimbursable under customer funded contracts, in which case these amounts are included in net sales with the related costs included in cost of sales in each of the respective periods.

Estimates

Stock-Based Compensation

We use the fair value method to account for Stock-based compensation cost for stock options or warrants, estimated at the grant date based on each instrument’s fair value as calculated by the Black-Scholes option pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period for the award.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. For all other entities, this update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. The Company adopted this ASU effective January 1, 2021.

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

ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

FINANCIAL STATEMENTS TABLE OF CONTENTS

GZ6G TECHNOLOGIES CORP.

 TABLE OF CONTENTS FOR AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

GZ6G Technologies Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GZ6G Technologies Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and negative working capital which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a negative working capital and has a history of recurring net losses. The Company has contractual obligations, such as commitments for repayments of accounts payable and accrued expenses, leases, related party payables, related party debt and convertible notes payable (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their judgements as to the Company’s ability to meet its obligations through management of expenditures, implementation of planned business operations, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its planned business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments regarding the Company’s ability to effectively implement its plans to provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to effectively implement it include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its planned business operations. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others evaluating the Company’s ability and intent to: (i) access funding from the capital market; (ii) manage expenditures and (iii) obtain debt financing.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 17, 2023

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$507,152	$759,791
Accounts receivable, net	59,845	2,000
Prepaid expenses	49,174	18,586
Other current assets	15,949	15,949
Total current assets	632,120	796,326

Property and equipment, net	187,661	235,176
Right of use assets	552,951	98,093
TOTAL ASSETS	$1,372,732	$1,129,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$565,857	$335,037
Related party payables	417,151	179,769
Deferred revenue	172,000	209,000
Debt, current portion	3,767	44,156
Debt, related parties	1,440,825	1,065,725
Convertible notes, net of debt discount	6,847,121	5,075,840
Lease liability, current portion	91,604	99,003
Total current liabilities	9,538,325	7,008,530

Debt, net of current portion	44,000	44,000
Lease liability, net of current portion	482,290	-
Total liabilities	10,064,615	7,052,530

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par, 1,000,000,000 shares authorized, 70,837,511 and 25,177,973 shares issued and outstanding at December 31, 2022 and 2021, respectively	70,837	25,178
Additional paid in capital	14,896,922	10,784,308
Accumulated deficit	(22,963,551)	(16,092,531)
Total GZ6G Technologies Corp stockholders’ deficit	(7,975,792)	(5,263,045)
Non-controlling interest	(716,091)	(659,890)
Total stockholders’ deficit	(8,691,883)	(5,922,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,372,732	$1,129,595

The accompanying notes are an integral part of these consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021

NET REVENUES	$221,946	$78,000

OPERATING EXPENSES
Cost of revenue	18,276	43,121
Depreciation	125,424	20,429
General and administrative	2,957,041	963,068
General and administrative, related parties	480,000	330,000
Professional fees	95,509	99,099
Total operating expenses	3,676,250	1,455,717

(Loss) from operations	(3,454,304)	(1,377,717)

Other income (expense)
Interest expense	(7,094,839)	(8,051,277)
Gain (loss) on debt extinguishment	3,575,831	(714,973)
PPP loan forgiveness	46,091	-
Total other income (expense)	(3,472,917)	(8,766,250)

Net income (loss)	$(6,927,221)	$(10,143,967)

Less: net income (loss) attributable to Non-controlling interest	(56,201)	(112,359)
Net income (loss) attributable to GZ6G Technologies Corp.	$(6,871,020)	$(10,031,608)

Basic and diluted net loss per common share	$(0.19)	$(0.49)

Weighted average shares, basic and diluted	36,074,745	20,473,723

The accompanying notes are an integral part of these consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2020	5,000,000	$20,000	1	$-	12,793,357	$12,793	$5,180,816	$(6,060,923)	$(680,180)	$(1,527,494)

Shares issued to acquire additional interest in subsidiary	-	-	-		10,000,000	10,000	(142,649)	-	132,649	-
Discount on debt, convertible notes issued	-	-	-	-	-	-	504,027	-	-	504,027
Convertible note proceeds allocated to warrants	-	-	-	-	-	-	503,973	-	-	503,973
Warrants issued as financing cost	-	-	-	-	-	-	25,141	-	-	25,141
Issuance of common stock for debt conversion	-	-	-	-	2,051,282	2,052	4,613,333	-	-	4,615,385
Issuance of common stock for private placement	-	-	-	-	333,334	333	99,667	-	-	100,000
Loss during the period	-	-	-	-	-	-	-	(10,031,608)	(112,359)	(10,143,967)
Balance, December 31, 2021	5,000,000	$20,000	1	$-	25,177,973	$25,178	$10,784,308	$(16,092,531)	$(659,890)	$(5,922,935)

Discount on debt, convertible notes issued		-					792,824			792,824
Convertible note proceeds allocated to warrants		-					606,142			606,142
Warrants issued as financing cost		-					707,985			707,985
Shares issued as financing cost					10,769	11	22,388			22,399
Shares issued under consulting agreements		-			4,952,463	4,952	789,118			794,070
Issuance of common stock for debt conversion		-			31,981,397	31,981	937,767			969,748
Issuance of common stock for debt, related party		-			2,500,000	2,500	57,750			60,250
Sale of common stock under equity agreement					4,747,662	4,748	146,356			151,104
Issuance of common stock for exercise of warrants		-			560,000	560	53,191			53,751
Issuance of common stock for cashless exercise of warrants		-			907,247	907	(907)			-
Loss during the period		-						(6,871,020)	(56,201)	(6,927,221)
Balance, December 31, 2022	5,000,000	$20,000	1	$-	70,837,511	$70,837	$14,896,922	$(22,963,551)	$(716,091)	$(8,691,883)

The accompanying notes are an integral part of these consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	(6,927,221)	(10,143,967)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	(46,091)	-
(Gain) loss upon note conversions	(3,575,831)	714,973
Amortization of debt discount and issuance cost	5,864,374	7,823,512
Warrants issued as financing cost	707,985	25,141
Common stock issued as financing cost	22,399	-
Common stock issued under consulting agreement	794,070	-
Depreciation	125,424	20,429
Amortization of right of use assets	20,033	910
Fixed assets reclassify to advertising expense	-	4,990
Changes in operating assets and liabilities:
Increase in accounts receivable	(57,845)	-
Increase in prepaid expenses	(30,588)	(7,319)
Increase in other current assets	-	(10,436)
Increase in accounts payable and accrued expenses	387,972	100,264
Increase in related party payables	237,382	179,659
Decrease in deferred revenue	(37,000)	(78,000)
Net cash provided by (used in) operating activities	(2,514,937)	(1,369,844)

Cash Flows from Investing Activities:
Proceeds from credit for leasehold improvements	30,000	-
Purchase of equipment	(107,909)	(251,993)
Net cash used in investing activities	(77,909)	(251,993)

Cash flows from financing activities:
Proceeds from sale of common stock, net	151,104	100,000
Proceeds from exercise of warrants	53,751	-
Proceeds from subscription receivable	-	150,000
Proceeds from related party	450,100	-
Repayment of debt, related party	-	(151,854)
Refund from PPP loan	5,702	-
Repayment of loan payable	-	(5,062)
Proceeds from convertible notes	1,960,550	2,108,000
Repayments of convertible notes	(281,000)	-
Net cash provided by financing activities	2,340,207	2,201,084

Net increase (decrease) in cash	(252,639)	579,247
Cash-beginning of year	759,791	180,544
Cash-end of year	$507,152	$759,791

SUPPLEMENTAL DISCLOSURES
Interest paid	$31,781	$1,393
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-settled debt liability for issued convertible debt	$566,317	$11,129,908
Cashless warrant exercise	$907	$-
Shares issued to settle debt, related party	$75,000	$-
Shares issued under notices of conversion, principal	$510,851	$400,000
Shares issued under notices of conversion, accrued interest payable	$124,742	$-
Shares issued under notices of conversion, accounts payable	$32,408	$-
Shares issued under notices of conversion, stock-settled debt liability	$3,562,826
Initial measurement of right to use assets and lease liability	$645,441	$157,462
Debt discount related to convertible notes and warrants	$1,398,966	$1,008,000

The accompanying notes are an integral part of these consolidated financial statements

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2022, the Company had a working capital deficit of $8.9 million with approximately $0.5 million of cash on hand and an accumulated deficit of $23 million. During the year ended December 31, 2022 the Company received net cash proceeds of $1.96 million by way of a series of convertible promissory notes and $0.45 million in the form of related party loans. The Company anticipates a need for a further $5 million in fiscal 2023 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan agreements, the Company is in the process of filing a follow on registration statement on Form S-1 to facilitate additional funding up to a maximum of $10,000,000. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Consolidation

These consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’), as of December 31, 2022 and December 31, 2021. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2022, the Company had $249,513 in excess of the FDIC insured limit.

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

We earn revenue from service and sponsorship agreements, digital marketing and the sale of WiFi and communication solutions to customers across the United States.  Revenue is earned from sales of our WiFi media platform and our WiFi monetization hardware (GZ Media hub) embedded with GZ software to create monetization and communication solutions for our customers. Our sales can consist of any one or a combination of items required by our customer including hardware, technology platforms and related support. We also enter into licensing contracts which provide for revenue based on licensing fees and revenue sharing with our licensees.

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of December 31, 2022 and December 31, 2021, the Company had recorded within Convertible Notes, net of discount, the amount of $5,324,016 and $8,320,525 for the value of the stock settled debt with respect to certain convertible notes (see Note 6).

Leases

The Company follows ASC 842 Leases, which requires recognition of most leases on the balance sheet, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements.  The Company elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis.

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

The computation of diluted loss per share for the years ended December 31, 2020 and 2021 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, because their inclusion would be antidilutive. As a result, the computation of net loss per share for the years ended December 31, 2022 and 2021 is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities that have not been included in the computation of diluted net loss per:

	December 31, 2022	December 31, 2021
Convertible Notes	143,234,067	4,966,154
Stock purchase warrants	90,429,360	1,130,487
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	283,663,427	56,256,410

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. For SEC filers, excluding smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, this Update is effective for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption is permitted. The Company adopted this ASU effective January 1, 2021.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	December 31, 2022	December 31, 2021
Office equipment	$192,647	$166,372
Leasehold improvements	12,813	31,919
Software	143,070	72,330
Total	348,530	270,621
Less: accumulated depreciation and amortization	(160,869)	(35,445)
Total property and equipment, net	$187,661	$235,176

Depreciation expense amounted to $125,424 and $20,429 for the years ended December 31, 2022, and 2021, respectively.

NOTE 4: PREPAID EXPENSES

Prepaid expenses at December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Reseller agreement (1)	$-	$3,467
Other expenses (2)	49,174	15,119
Total	$49,174	$18,586

(1)	On January 31, 2017, GZMC entered into a white label reseller agreement with Purple Wifi Limited, a company based in the UK that provides a hosted software solution as a Wifi hotspot platform for use on a company’s Wifi hardware and also provides customer analytics services and marketing opportunities along with ancillary support services. The reseller agreement had an initial term of three years and was subsequently amended to reflect a five (5) year term. Under the terms of the agreement GZMC was required to pay a fee of $52,000. The total amount expended under the reseller agreement was initially recorded as prepaid expenses on the Company’s Balance Sheets and has been fully amortized over the term of the agreement on a five-year straight-line basis as part of general and administrative expense.

(2)	Other prepaid expenses include annual subscription fees for software, insurance, prepaid term marketing expenses and office security services.

NOTE 5: OTHER CURRENT ASSETS

Other current assets consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Security deposits	$14,691	$14,691
Other deposits and receivables	1,258	1,258
Total	$15,949	$15,949

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

During the year ended December 31, 2021, the Company received weekly tranche deposits for an aggregate of $1,100,000. The Company recorded $11,656,833 as the liability on stock settled debt associated with the tranches which amount is amortized over the terms of the notes.

During the year ended December 31, 2022, the Company received a further $50,000 under this loan treaty. The Company recorded $360,258, as the liability on stock settled debt associated with the tranche which amount is amortized over the terms of the notes. A total of $250,000 remains to be funded under the terms of this Treaty Agreement.

On October 27, 2021, the Company issued 2,051,282 shares of common stock to the lender in consideration for $400,000 in loans provided under the terms of the Treaty Agreement at $0.195 per share.

On August 3, 2022, the Company issued 1,538,462 shares of common stock to the lender in consideration for $300,000 in loans provided under the terms of the Treaty Agreement at $0.195 per share.

The carrying value of funding tranches is as follows:

	December 31, 2022	December 31, 2021
Principal	$500,000	$750,000
Stock-settled liability	5,171,803	8,320,525
Total	5,671,803	9,070,525
Unamortized debt discount	(20,726)	(4,067,059)
Debt carrying value	$5,651,077	$5,003,466

The interest expenses for the funding tranches are as follows:

	Year Ended
	December 31,
	2022	2021
Interest expense on notes	$53,907	$50,915
Amortization of debt discount	4,406,591	7,751,138
Total:	$4,460,498	$7,802,052

The accrued interest payable is as follows:

Balance, December 31, 2020	$66
Interest expense on the convertible notes	50,915
Balance, December 31, 2021	50,981
Interest expense on the convertible notes	53,907
Balance, December 31, 2022	$104,888

Gain related to extinguishment during the year ended December 31, 2022 and 2021:

	2022	2021
Debt principal	$300,000	$400,000
Stock-settled liability	3,508,980	3,500,412
Total	3,808,980	3,900,412
Issuance of 1,538,462 and 2,051 282 shares of common stock, respectively	(142,308)	(4,615,385)
Gain (loss) on extinguishment of debt upon conversion	$3,666,672	$(714,973)

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

In accordance with ASC 470 – Debt, the proceeds in fiscal year 2021 of $1,008,000 was allocated based on the relative fair values of the convertible notes and the warrants of $504,027 and $503,973, respectively. The Warrant was valued at $503,973 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a debt discount of $616,027 is being amortized over the life of the Note for a total debt discount of $1,120,000.

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

On September 20, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $176,000 for the purchase price of $158,400. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $0.03 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 3,520,000 common shares at $0.10 per share for a term of five (5) years.

On November 3, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $160,000 for the purchase price of $144,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $0.02 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 2,400,000 common shares at $0.10 per share for a term of five (5) years.

On November 23, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $293,000 for the purchase price of $263,700. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $0.02 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 5,860,000 common shares at $0.10 per share for a term of five (5) years.

On December 20, 2022, the Company entered into a Promissory Note with an investor in which the investor agreed to lend the Company the principal amount of $293,000 for the purchase price of $263,700. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is fixed at $0.015 per share. The Company concurrently entered into a Warrant Agreement for the purchase of an additional 5,860,000 common shares at $0.10 per share for a term of five (5) years.

In accordance with ASC 470 – Debt, the proceeds in the year ended December 31, 2022, of $1,554,300 was allocated based on the relative fair values of the convertible notes and the warrants of $948,158 and $606,142, respectively. The Warrant was valued at $606,142 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a debt discount in the amount of $792,824 which was recorded as a debt discount which is being amortized over the life of the Note for a total debt discount of $1,571,666.

During the year ended December 31, 2022, the Company paid $281,000 in cash to settle a portion of the outstanding principal and $31,781 in cash to settle interest payable related to the December 16, 2021, convertible note.

During the year ended December 31, 2022, the Company issued an accumulated 21,990,255 shares of common stock pursuant to Notice of Conversion from lenders to settle certain portion of principal together with accrued interest payable and fees.

The carrying value of the tranches is as follows:

	December 31, 2022	December 31, 2021
Principal	$2,847,000	$1,120,000
Shares issued under conversion	(410,851)	-
Repaid to principal	(281,000)	-
Total	2,155,149	1,120,000
Unamortized debt discount	(1,280,068)	(1,047,626)
Debt carrying value	$875,081	$72,374

The interest expenses related to the tranches are as follows:

	Year Ended
	December 31,
	2022	2021
Interest expense on notes	$178,374	$13,440
Amortization of debt discount	1,339,224	72,374
Total:	$1,517,598	$85,814

The accrued interest payable is as follows:

Balance, December 31, 2020	$-
Interest expense on the convertible notes	13,440
Balance, December 31, 2021	13,440
Interest expense on the convertible notes	178,374
Shares issued under conversion	(124,742)
Repaid in cash	(31,781)
Balance, December 31, 2022	$35,291

Loss related to extinguishment during the year ended December 31, 2022:

Debt principal	$410,851
Accrued interest payable	124,742
Transfer agent fee	32,408
Total	568,001
Issuance of 21,990,255 shares of common stock	(657,858)
(Loss) on extinguishment of debt upon conversion	$(89,857)

During the year ended December 31, 2022, the Company issued shares in respect to a Put notice (Note 10(5)) with a strike price of $0.020025 per share which triggered a dilutive issuance clause in the aforementioned Convertible Note agreements downward adjusting the conversion price per share to match the strike price.

Convertible Promissory Note

During the year ended December 31 2022, the Company entered into several Convertible Promissory Notes with an investor in which the investor agreed to lend the Company the accumulated principal amount of $321,500 for the purchase price of $306,250. The Term of these Notes is twelve months with an interest rate of 10%. The conversion rate of the Note is as follows: 35% discount to the lowest bid price during the ten-day trading period prior to a notice of conversion. The funds were used for operating costs and further execution of GZ6G’s business plan. The Company recorded $172,982 as the liability on stock settled debt associated with these convertible promissory notes which amount is amortized over the terms of the notes. During the year ended December 31, 2022, the Company issued an accumulated 8,452,680 shares of common stock pursuant to Notice of Conversion from lenders to settle certain portion of principal.

During the year ended December 31, 2022, the Company entered into a Convertible Promissory Notes with an investor in which the investor agreed to lend the Company the accumulated principal amount of $54,000 for the purchase price of $50,000. The Term of these Notes is twelve months with an interest rate of 10%. The conversion rate of the Note is as follows: 35% discount to the lowest bid price during the ten-day trading period prior to a notice of conversion. The funds were used for operating costs and further execution of GZ6G’s business plan. The Company recorded $33,077 as the liability on stock settled debt associated with these convertible promissory notes which amount is amortized over the terms of the notes.

The carrying value of this convertible promissory note is as follows:

	December 31, 2022	December 31, 2021
Principal	$375,250	$-
Stock-settled liability	206,059	-
Issuance of 8,452,680 shares of common stock issued under notice of conversion:
Principal	(100,000)
Stock-settled liability	(53,846)
Total	427,463	-
Unamortized debt discount	(106,500)	-
Debt carrying value	$320,963	$-

The interest expenses for the convertible promissory note are as follows:

	Year Ended
	December 31,
	2022	2021
Interest expense on note	$16,077	$-
Amortization of debt discount	118,559	-
Total:	$134,636	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$-
Interest expense on the convertible note	16,077
Balance, December 31, 2022	$16,077

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

The interest expenses related to the SBA loan are as follows:

	Year Ended
	December 31,
	2022	2021
Interest expense on notes	$1,650	$1,650

The accrued interest payable is as follows:

Balance, December 31, 2020	$1,022
Addition: Interest expense	1,650
Balance, December 31, 2021	2,672
Addition: Interest expense	1,650
Balance, December 31, 2022	$4,322

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

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of December 31, 2022, and December 31, 2021, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default.

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

The following table provides balances of customer receivables and contract liabilities as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (1), (2), (a), (b), (c)	$172,000	$209,000

(1)	The Company has deposits of $172,000 and $209,000, respectively as at December 31, 2022 and 2021, with respect to certain future services to be provided, which amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets. During the year ended December 31, 2022, the Company recorded $12,000 as income relative to the above contracts and returned $25,000 in previously paid deposits to one of its customers.

(2)	Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract. During the year ended December 31, 2022, we have recognized $12,000 in revenue from customer deposits on hand (December 31,2021 - $78,000). The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

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

(b) On July 11, 2019, GZMC entered into an Airport WiFi Sponsorship Marketing Agreement with a third party whereunder GZMC will secure long-term, exclusive and non-exclusive smart venues for WiFi marketing, digital marketing and data analytics for various brand sponsors at various airports across the United States. There were several venues anticipated under the terms of the agreement with installations commencing on various schedules. GZMC generated invoices for $100,000 for each of 13 venues, whereby $65,000 per venue is due on receipt of the invoice and the remaining $35,000 is due sixty days thereafter. As at December 31, 2021, the Company had received partial payments of $130,000 against the initial deposit required, of which a total of $25,000 was returned during the year ended December 31, 2022 leaving $105,000 on deposit. Previously the Company expected revenue recognition under these contracts to commence in fiscal 2020, however, as a result of the impact of the COVID-19 pandemic, the project has been delayed indefinitely. Funds originally provided for the implementation of this project are anticipated to be applied as a deposit on a project yet to be identified or otherwise, fully repaid.

(c) On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement described in Note 9(3) below. During the year ended December 31, 2021, the Company completed the installation terms included in the purchase order and as a result $78,000 has been reflected as revenue as at December 31, 2021. A further $12,000 was recorded as income during the year ended December 31, 2022, with the remaining $42,000 included in deferred income in relation to future service obligations under the contract which will be earned over the term of the service contract.

NOTE 8: RELATED PARTY TRANSACTIONS

Terrence Flowers

As at December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers, leaving a balance due of $110 at December 31, 2022 and 2021. The amount is reflected on the balance sheet in related party payables.

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

During the year ended December 31, 2020, Mr. Smith and ELOC Holdings Corp made short term loans with interest at 1.5% per month to the Company to pay various expenses. As of December 31, 2020, Mr. Smith, ELOC Holdings Corp. and the Company agreed to retroactively allocate interest in the amount of 5% per annum to loans, advances, wages and management fees payable by each of GZMC and the Company from January 1, 2020 forward. The parties entered into a single consolidated promissory note at 5% per annum for all amounts payable to each of ELOC and Smith, with a principal amount of $1,217,579 payable to ELOC, due on demand.

During the fiscal year ended December 31, 2021, the Company paid a total of $151,854 to ELOC to reduce the principal balance on the loan.

During the year ended December 31, 2022, the Company issued 2,500,000 shares of restricted common stock in partial payment of his promissory notes in the amount of $75,000, at $0.03 per share.

During the year ended December 31, 2022, the Company’s CEO, William Coleman Smith entered into Promissory Notes with the Company for a total of $250,000 due and payable in demand with bearing interest at 1%. During the year ended December 31, 2022, the Company’s CEO, William Coleman Smith entered into Promissory Notes with the Company for a total of $200,100 due and payable on demand with bearing interest at 12%.

The following amounts are included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	1,065,725
Shares issued to settle debt	(75,000)
Promissory Notes for funding provided	450,100
Balance at December 31, 2022, Debt, related party.	$1,440,825

The interest expenses related to above loans are as follows:

	Year Ended
	December 31,
	2022	2021
Interest expense on notes	$54,072	$55,713

During the year ended December 31, 2022 the Company accrued $120,000 in management fees to ELOC and accrued $360,000 in management fees to Coleman Smith. The Company paid cash to accrued management fees to Coleman Smith of $295,000.  During the year ended December 31, 2021, the Company accrued $120,000 in management fees to ELOC, and paid management fees to Coleman Smith of $210,000.

The following amounts are included in related party payables on our Balance Sheets:

	December 31, 2022	December 31, 2021
Coleman Smith, President	$67,256	$3,946
Interest payable	109,785	55,713
ELOC Holdings Corp.	240,000	120,000
Terrence Flowers	110	110
	$417,151	$179,769

On September 1, 2022, the Company issued 2,500,000 shares of restricted common stock, with a fair value $60,250, to William Coleman Smith for director services rendered during the first two quarters of 2022.

Stock Awards issued to independent directors

On September 1, 2022, the Company issued 100,000 shares of restricted common stock for directors’ services provided by each of Mr. Procniak and Mr. Hale, independent directors, with a fair value of $2,410, respectively.

Sale of equity in GZMC

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

Future minimum lease payments in respect of the above leases as of December 31, 2022, as presented in accordance with ASC 842 were as follows:

2023	127,556
2024	133,014
2025	138,472
2026	143,931
2027	136,527
Total future minimum lease payments	679,500
Less: imputed interest	(105,601)
Total	573,894
Current portion of operating lease	91,604
Long term portion of operating lease	$482,290

NOTE 10: COMMITMENTS

(1)	On April 2, 2019, a vendor of the Company, the “Plaintiff” filed a complaint against the Company’s 60% controlled subsidiary, Green Zebra, in the Superior Court of California, Orange County for unpaid invoices related to services and products sold in fiscal 2017, including reasonable value in the amount of $61,899.62. The Court approved a default judgement on January 23, 2020, with respect to the aforementioned claim, including the following:

Damages	$61,890
Prejudgment interest at the annual rate of 10%	9,835
Attorney fees	1,200
Other costs	505
Total judgement value	$73,430

In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company has remitted a further $2,420 towards the outstanding balance. At December 31, 2022 and 2021, a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

(2)	On August 10, 2019, the Company’s CEO, Mr. William Coleman Smith, entered into a lease agreement with IAC Apartment Development JV LLC to lease space at 861 Tularosa, Irvine, California for a one-year term at a rental rate of approximately $3,400 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. Green Zebra uses this space for its operations. The Company elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and continues to recognize rent expense on a straight-line basis. The lease was renewed for two further 1-year terms expiring on October 9, 2022. Upon expiry of the lease the Company continues to use the space on a month-to-month basis at a rate of $3,620 per month plus utilities.

(3)	On September 14, 2020, GZMC entered into a WiFi Media Solution Agreement (the “Media Agreement”) with a city in Iowa in regard to a city owned location (“venue location”) whereby GZMC was granted rights to provide sponsorship advertising, performance marketing and professional services. Under the terms of the Media Agreement, GZMC must pay fees to the city at an annual rate of $94,000 per annum for a period of 5 years following the initial operation of the venue location, the opening of which was delayed past December 31, 2021, as a result of COVID-19 restrictions. GZMC is anticipating the start date for this project to occur during fiscal 2023 based on acquiring the various bonds and licenses as may be required and the official commencement of venue services.

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

(5)	On November 10, 2021, the Company entered into a Registration Right Agreement with Mast Hill Fund, L.P. (the “Investor”), whereby the Company has agreed, upon the terms and subject to the conditions of the Purchase Agreement, to sell to the Investor up to Ten Million Dollars ($10,000,000.00) of Put Shares at an originally estimated put price of $2.00 per share, subject to adjustment in accordance with the terms of the agreement which calls for valuation of the Put price equal to 90% of the volume weighted average price of the Company’s Common Stock on the Principal Market on the Trading Day immediately preceding the respective Put Date, and subject to a valuation period of seven (7) Trading Days immediately following the Clearing Date associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued in order to establish the applicable Purchase Price. To induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “Securities Act”), and applicable state securities laws. The Registration was deemed effective on May 11, 2022. The Company issued an accumulated 4,747,662 shares of common stock under this agreement for net proceeds of $151,104 in the year ended December 31, 2022.

(6)	On April 7, 2022, the Company entered into Professional Relations and Consulting Agreement (Agreement) with Acorn Management Partners, LLC (Acorn), a Georgia Limited Liability Company, wherein the Company will pay Acorn $11,500 per month, and issue, or cause to be issued, $120,000 worth of the Company’s restricted common stock in three tranches, total shares equivalent to $60,000 for the first six month period and total shares equivalent to $30,000 for each of the remaining two three-month periods. The term of the Agreement is for one year, broken down into three periods; the first began on April 8, 2022, and is for six months. The next two periods are for three months each. The Agreement may be terminated at any time, in writing, by either party. If the Agreement is terminated by the Company before the end of any period, Acorn will be entitled for full payment of the period, and the full issuance of the shares for that period. The Company issued a total of 51,282 unregistered restricted shares on April 15, 2022, in respect of the first installment of $60,000 worth of common stock under the terms of the Agreement which shares are valued at fair market value on the date of issue. On July 19, 2022, 383,000 unregistered shares of the Company’s common stock were issued to Acorn Management Partners, LLC in lieu of cash payments of $60,000 owed to Acorn pursuant to an Addendum to that Consulting Agreement entered into on July 6, 2022. The agreement terminated on April 7, 2023.

(7)	On July 7, 2022, effective June 14, 2022, the Company entered into a Sponsorship & Services Agreement (Agreement) with the Texas Rangers MLB Stadium called Globe Life Field (Rangers) wherein the Rangers granted sponsorship benefits to the Company. The Agreement calls for advanced sponsorship revenue share payments of $375,000 by the Company to the Rangers during the fiscal years 2023 and 2024, pursuant to a split fee arrangement for WiFi managed services and Sponsorship opportunity. The Agreement offers the rights of the Company to place stadium ads in a shared revenue model. The Company will also manage the WiFi Network captive portal remotely, as an exclusive arrangement. Subsequent to the year ended December 31, 2022 the Company remitted the first semi-annual installment of $187,500 under the terms of the contract.

(8)	During the year ended December 31, 2022, the Company entered into a Sponsorship & Services Agreement (Agreement), as amended, with the Kansas City Royals Baseball club (the “Royals”) whereunder the Royals granted sponsorship benefits to the Company for a term running from December 1, 2022 until the date of the last MLB game in 2027, unless terminated earlier. The Agreement calls for annual escalating payments by the Company to the Royals during the fiscal years 2023 through 2027 of $400,000, $420,000, $441,000, $463,000 and $486,202 and annual invoices to the Royals of $400,000 payable in four equal installments during fiscal 2023 and three equal installments during fiscal 2024 through 2027. In consideration for the fees paid the Company will have sponsorship rights, within the venue, across IPTV (internet protocol television) and fans’ mobile devices during live games and other events.

NOTE 11: CAPITAL STOCK

The Company has authorized 1,000,000,000 common shares with a par value of $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.004 and 1 share of Series B Preferred Stock, par value $0.001.  The shares of Series A Preferred Stock are convertible into shares of Common Stock on the basis of 10 shares of Common Stock for every 1 share of Series A Preferred Stock and have voting rights of one vote for each share of Series A Preferred Stock held. The Series B Preferred Stock is not convertible but has voting rights granting the holder 51% of all votes (including common and preferred stock) entitled to vote at any meeting of the stockholders of the Company. Neither the Series A nor Series B Preferred Stockholders have any rights to dividends or proceeds of the assets of the Company upon any liquidation or winding up of the Company.

Common Stock

Shares of common stock issued during the year ended December 31, 2022:

On February 8, 2022, pursuant to an Engagement Agreement with Carter, Terry & Company, an authorized, registered broker dealer, the Company issued a total of 10,769 shares of common stock as compensation. The Company recorded $22,399 as financing cost.

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

On July 7, 2022 the Company issued 560,000 shares of common stock to Talos for total proceeds of $53,751 at $0.095985 per share pursuant to the exercise of a share purchase warrant.

On August 3, 2022, the Company issued 1,538,462 shares of common stock to lender eSilkroad Network Ltd. in consideration for $300,000 in loans previously provided under the terms of a convertible note agreement convertible at $0.195 per share.

On September 1, 2022, the Company issued 2,500,000 shares of restricted common stock to William Coleman Stock in partial payment of his promissory notes in the amount of $75,000, at $0.03 per share. The Company recorded a gain of $14,750 on settlement.

On September 1, 2022, the Company issued a cumulative 2,700,000 shares of restricted common stock for directors’ services provided by Mr. Smith, Mr. Procniak and Mr. Hale during the first two quarters of 2022, with a fair value of $65,070.

On December 1, 2022 the Company issued 550,883 shares of common stock as a result of the exercise of a cashless warrants.

The Company issued an accumulated 31,981,397 shares of common stock pursuant to Notice of Conversion from lenders in the principal amount of $510,851, and in the accrued interest payable of $124,742 with a fair value of $1,052,132 and fees with a fair value of $32,408.

The Company issued an accumulated 4,747,662 shares of common stock under an Equity Purchase Agreement with Mast Hill Fund, L.P. with net proceeds of $151,104 (Note 10(5)).

Shares of common stock issued during the year ended December 31, 2021:

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

As of December 31, 2022, and December 31, 2021, there were 70,837,511 and 25,177,973 shares of common stock issued and outstanding, respectively.

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

As of December 31, 2022 and December 31, 2021, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

As of December 31, 2022 and December 31, 2021, there is 1 share of Series B Preferred stock issued and outstanding.

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

In April and May 2022, the Company issued a total of 1,831,667 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $360,967 using the Black-Scholes pricing model.

In September 2022, the Company issued a total of 3,520,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $52,702 using the Black-Scholes pricing model.

In November and Dec 2022, the Company issued a total of 14,120,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $192,473 using the Black-Scholes pricing model.

During the year ended December 31, 2022, the Company issued a total of 497,317 warrants to J.H. Darbie under various warrants agreements as a Finder’s Fee for introducing the Company to MHFLP. The fair value of the warrants granted was estimated at $68,356 using the Black-Scholes pricing model.

During the year ended December 31, 2022, the Company issued a total of 560,000 warrants to Mast Hill as financing cost. The fair value of the warrants granted was estimated at $639,620 using the Black-Scholes pricing model.

During the year ended December 31, 2022, 907,247 shares of common stock were issued from the exercise of 1,120,000 cashless warrants. 560,000 shares of common stock issued at $0.095985 per share pursuant to the exercise of a share purchase warrant.

Certain warrants above include dilution protection for the warrant holders, which could cause the exercise price to be reduced as a result of a financing event at a valuation below the exercise price in effect at the time. During the year ended December 31, 2022, as a result of additional share issuances below the original exercise price of certain warrants, the warrant exercise price was downward adjusted to $0.020025 per share.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	265~297%
Risk-free interest rate	0.83~4.36%
Expected life (years)	3.00~5.00
Stock Price	$0.017~$2.80
Exercise Price	$0.10 ~ $1.00

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2022 and 2021:

Exercise Price	December 31, 2021	Issued	Repricing	Exercised	December 31, 2022	Expiration Date
$1.00	560,000			(560,000)	-
$1.00	560,000		0.095985	(560,000)	-
$1.00	10,487		0.020025		10,487	November 2026
$1.00		925,000	0.020025	(560,000)	365,000	April 2027
$1.20		16,417	0.020025		16,417	April 2027
$0.30		1,466,667	0.020025		1,466,667	May 2025
$0.36		66,000	0.020025		66,000	May 2027
$0.10		3,520,000	0.020025		3,520,000	September 2027
$0.12		79,200			79,200	September 2027
$0.10		8,260,000	0.020025		8,260,000	November 2027
$0.12		203,850	0.020025		203,850	November 2027
$0.10		5,860,000	0.020025		5,860,000	December 2027
$0.12		131,850	0.020025		131,850	December 31, 2022
	1,130,487	20,528,984		(1,680,000)	19,979,471

A summary of the warrant activity for the period ended December 31, 2022 and 2021 is as follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	1,130,487	$1.00	2.93	$-
Grants	20,528,984	0.395	4.80	-
Exercised	(1,680,000)	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2022	19,979,471	$0.020025	4.68	$-

Exercisable at December 31, 2022	19,979,471	$0.020025	4.68	$-

NOTE 12: SUBSEQUENT EVENTS

On January 23, 2023 we entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.0035 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans. Concurrently the Company issued Mast Hill a stock purchase warrant for the purchase of 11,720,000 shares of common stock at an exercise price of $0.05 per share for a term of five years.

On March 8, 2023 we entered into a Promissory Note with 1800 Diagonal Lending LLC for the Principal Amount of $116,760 and an Actual Amount of Purchase Price of $104,250. The total disbursement to GZ6G was $100,000, with a term of twelve months and an interest rate of 12%. The note requires 10 monthly payments of $13,077.10 commencing April 30, 2023. In the event of default the holder shall have the right to convert interest and principal into shares of common stock based on a conversion price of 75% of the lowest trading price of the Company’s common stock in the preceding 10 days. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On March 8, 2023 we entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.0035 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans. Concurrently the Company issued Mast Hill a stock purchase warrant for the purchase of 11,720,000 shares of common stock at an exercise price of $0.05 per share for a term of five years.

In accordance with the terms of a finder’s fee agreement with J.H. Darbie the Company issued cumulative 527,400 stock purchase warrants for exercise at $0.06 per share for a term of five years from issue date.

Subsequent to the year ended December 31, 2022 the Company increased its authorized capital from 510,000,001 to 1,010,000,001 authorized shares of which there are authorized 1,000,000,000 common shares with a par value of $0.001, 10,000,000 shares of Series A Preferred Stock, par value $0.004 and 1 share of Series B Preferred Stock, par value $0.001.

Subsequent to the year ended December 31, 2022 the Company issued 57,563,655 shares of common stock to various lenders upon receipt of notices of conversion at prices between $0.0035 and $0.195 per share.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
William Coleman Smith	61	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Brian Scott Hale	56	Director
William Ray Procanik	51	Director

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

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the SEC concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us. Based on a review of the copies of such forms furnished to us, we believe that each of Mr. William Coleman Smith, a director and our Chief Executive Officer and Chief Financial Officer, Mr. Brian Scott Hale, director and Mr. William Procanik. Director each have failed to file their initial report on Form 3 reporting his ownership of our shares of common stock and subsequently failed to file a Form 4 reporting the acquisition of additional shares during the year ended December 31, 2022.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our CEO (William Coleman Smith) during the years ended December 31, 2022 and 2021. Mr. Smith is the sole officer and director that received compensation from us for the years ended December 31, 2021 and 2021 in excess of $100,000. Our Board of Directors may adopt an Equity Incentive Plan for us that may result in the granting stock based compensation for our CEO.

Name and Title	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred ($)	All other Compensation ($)	Total ($)
William C. Smith CEO, CFO, Treasurer, Secretary	2022	$480,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-	$480,000	(1)

William C. Smith CEO, CFO, Treasurer, Secretary	2021	330,000	(2)	-0-	-0-	-0-	-0-	-0-	-0-	330,000

(1)	Of this amount $120,000 is unpaid and accrued monthly to Mr. Smith’s controlled entity, ELOC Holdings, Corp. and a further $65,000 is accrued and unpaid to Mr. Smith directly under this employment contract.

(2)	Of this amount $120,000 is unpaid and accrued monthly to Mr. Smith’s controlled entity, ELOC Holdings, Corp.

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

Effective April 1, 2021, the Company revised Mr. Smith’s compensation so that he receives $10,000 per month directly as an employee in addition to accrued monthly fees for management services provided through controlled entity ELOC of $10,000, and $10,000 in paid monthly salary from GZMC. His contract was further revised effective January 2022 so that Mr. Smith receives a total of $20,000 per month as an employee of the Company, in addition to accrued monthly fees for management services provided through controlled entity ELOC of $10,000, and $10,000 in paid monthly salary from GZMC for total paid and accrued monthly compensation of $40,000 per month.

Director Compensation

Currently, there is no formal compensation in any form including payments of cash or in equity paid for services rendered as Directors.

Each member of the Board of Directors received a stock award for services in fiscal 2022, however, at this time no other plan for compensation has been developed for either salary or equity compensation. It is contemplated that the registrant would develop and approve a plan as soon as it has adequate resources to do so.  Any future plans would be commensurate with the service provided and not exceed any industry standard for the size and performance of comparable companies in the same industry.

Directors may be compensated for out-of-pocket expenses associated with attending Board of Directors’ meetings.

Director’s compensation for the year ended December 31, 2022 is disclosed on the Director Compensation Table below:

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value
	Fees Earned or			Non-Equity Incentive	and Nonqualified Deferred
	Paid in Cash	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
William C. Smith (1)	0	60,250	0	0	0	0	60,250
William Ray Procanik (2)	0	2,410	0	0	0	0	2,410
Brian Scott Hale (3)	0	2,410	0	0	0	0	2,410

(1)	On September 1, 2022, Mr. Smith was issued 2,500,000 unregistered, restricted shares of common stock at $0.0241 per share in consideration of services provided as a director;

(2)	On September 1, 2022, Mr. Procanik was issued 100,000 unregistered, restricted shares of common stock at $0.0241 per share in consideration of services provided as a director;

(3)	On September 1, 2022, Mr. Hale was issued 100,000 unregistered, restricted shares of common stock at $0.0241 per share in consideration of services provided as a director;

There was no compensation for Director services during the fiscal years ended December 31, 2021 and 2020.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at April 11, 2023, with respect to the beneficial ownership of shares of Common Stock and Series A Preferred Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of April 11, 2023, we had 128,401,166 shares of Common Stock; 5,000,000 shares of Series A Preferred Stock issued and outstanding; and 1 share of Special 2018 Series B Preferred Stock issued and outstanding to our Directors and Executive Officers as a group.

Name and address of beneficial owner	Common Stock		Series A Preferred Stock (2)	Series B Preferred Stock	Beneficial Ownership as Converted	Percentage of Class of Stock (1)
William Coleman Smith 3333 Michelson Dr., 3rd Floor Irvine, California 92612	67,500,000	(2)(3)	5,000,000	1	50,000,000 shares of common stock as to Series A(2) Series B - No Rights of Conversion	37.84% Common 100% Series Preferred A 100% Series B Preferred
William Ray Procniak(4) 58 Woodley Court, Unit 16, Meriden CT, 06450	100,540		-	-	-	0.08% Common
Brian Scott Hale (5) 3035 Rhea Hwy, Suite 150 Dayton TN 37321	700,000		-	-	-	0.55% Common
Total	68,300,540		5,000,000	1		38.46% Common 100% Series Preferred A 100% Series B Preferred

(1)	Based on 178,401,166 shares outstanding including 128,401,166 common shares currently issued and outstanding, and 50,000,000 shares of common stock available for conversion from 5,000,000 shares of Series A Preferred held by Mr. Smith.

(2)	Includes 5,000,000 shares of Series A Preferred Stock as converted. Each shares of Series A Preferred Stock is convertible into 10 shares of Common Stock

(3)	Includes the following shares issued effective September 1, 2022: 2,500,000 common shares to William Coleman Smith for services rendered as a board member during the first two quarters of 2022, and 2,500,000 restricted, unregistered shares of the Company’s common stock at $0.03 per share for total value of $75,000 in partial conversion of amounts due and payable under a Consolidated Promissory Note originally issued to Mr. Smith on December 31, 2020.

(4)	On September 1, 2022, the Board of Directors issued 100,000 common shares to William Procanik for services rendered during the first two quarters of 2022.

(5)	On September 1, 2022, the Board of Directors issued 100,000 common shares to Brian Scott Hale for services rendered during the first two quarters of 2022.

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

During the year ended December 31, 2022, the Company issued 2,500,000 shares of restricted common stock in partial payment of his promissory notes in the amount of $75,000, at $0.03 per share.

During the year ended December 31, 2022, the Company’s CEO, William Coleman Smith entered into Promissory Notes with the Company for a total of $250,000 due and payable in demand with bearing interest at 1%. During the year ended December 31, 2022, the Company’s CEO, William Coleman Smith entered into Promissory Notes with the Company for a total of $200,100 due and payable in demand with bearing interest at 12%.

The following amounts are included in debt to related party on our Balance Sheets:

Balance at December 31, 2020, Debt, related party	$1,217,579
Payments on loan	(151,854)
Balance at December 31, 2021, Debt, related party.	1,065,725
Shares issued to settle debt	(75,000)
Promissory Notes for funding provided	450,100
Balance at December 31, 2022, Debt, related party.	$1,440,825

The interest expenses related to above loans are as follows:

	Year Ended
	December 31,
	2022	2021
Interest expense on notes	$54,072	$55,713

During the year ended December 31, the Company accrued $120,000 in management fees to ELOC and accrued $360,000 in management fees to Coleman Smith. The Company paid cash to accrued management fees to Coleman Smith of $295,000.  During the year ended December 31, 2021, the Company accrued $120,000 in management fees to ELOC, and paid management fees to Coleman Smith of $210,000.

The following amounts are included in related party payables on our Balance Sheets:

	December 31, 2022	December 31, 2021
Coleman Smith, President	$67,256	$3,946
Interest payable	109,785	55,713
ELOC Holdings Corp.	240,000	120,000
Terrence Flowers	110	110
	$417,151	$179,769

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

Stock Awards issued to independent directors

On September 1, 2022, the Company issued 100,000 shares of restricted common stock for directors’ services provided by each of Mr. Procniak and Mr. Hale, independent directors, with a fair value of $2,410, respectively.

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

RECENT SALES/ISSUANCE OF UNREGISTERED SECURITIES.

The Company issued the following unregistered securities subsequent to November 14, 2022 (the date of filing of our last Quarterly Report on Form 10-Q) which have not previously been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

On October 11, 2022 we entered into a Promissory Note with 1800 Diagonal Lending, LLC, a Virginia limited liability company, for the Principal Amount of $43,750. The total disbursement to GZ6G was $40,000, with a term of twelve months and an interest rate of 10%. The conversion rate of the note is 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. .Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On November 3, 2022, the Company entered into a Promissory Note with Fourth Man LLC, a Nevada limited liability company in which Fourth Man has agreed to lend the Company the principal amount of $160,000; the purchase price of $144,000. The Term of the Note is twelve months with an interest rate of 12%. The conversion rate of the Note is $0.020025, subject to adjustment. The Promissory Note and accompanying documents were executed on November 9, 2022. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On November 15, 2022, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $23,258.98 and the interest amount of $26,160.00 due and payable into 2,555,255 shares of the Company’s common stock at $0.020025 per share to reduce a total of $23,258.98 from the principal balance of a certain convertible promissory note.

On November 23, 2022 we entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.03 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On December 5, 2022, Mast Hill Fund LLP exercised certain warrants on a cashless basis and received a total of 550,883 shares of the Company’s common stock.

On December 5, 2022 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $20,000 due and payable into 1,183,432 shares of the Company’s common stock at $0.0169 per share and reduce a total of $20,000 from the principal balance of a certain convertible promissory note.

On December 6, 2022, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $23,258.98 and the interest amount of $26,160.00 due and payable into 2,555,255 shares of the Company’s common stock at $0.020025 per share to reduce a total of $23,258.98 from the principal balance of a certain convertible promissory note.

On December 12, 2022 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $20,000 due and payable into 1,709,402 shares of the Company’s common stock at $0.0117 per share and reduce a total of $20,000 from the principal balance of a certain convertible promissory note.

On December 15, 2022 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $30,000 due and payable into 2,702,703 shares of the Company’s common stock at $0.0111 per share and reduce a total of $30,000 from the principal balance of a certain convertible promissory note.

On December 15, 2022, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $62,077.50, including interest in the amount of $28,497.53 due and payable into 3,100,000 shares of the Company’s common stock at $0.020025 per share to reduce a total of $31,829.97 from the principal balance of a certain convertible promissory note.

On December 19, 2022 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $30,000 due and payable into 2,857,143 shares of the Company’s common stock at $0.0105 per share and reduce a total of $30,000 from the principal balance of a certain convertible promissory note.

On December 20, 2022 we entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.015 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On January 5, 2023, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $34,650, including interest in the amount of $2,818.05 due and payable into 3,300,000 shares of the Company’s common stock at $0.0105 per share to reduce a total of $30,081.95 from the principal balance of a certain convertible promissory note.

On January 6, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $20,000 due and payable into 3,225,806 shares of the Company’s common stock at $0.0062 per share and reduce a total of $20,000 from the principal balance of a certain convertible promissory note.

On January 18, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $20,000 due and payable into 3,773,585 shares of the Company’s common stock at $0.0053 per share and reduce a total of $20,000 from the principal balance of a certain convertible promissory note.

On January 23, 2023 we entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.0035 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On January 31, 2023, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $21,200, including interest in the amount of $3,231.88 due and payable into 4,000,000 shares of the Company’s common stock at $0.0053 per share to reduce a total of $16,218.12 from the principal balance of a certain convertible promissory note.

On February 1, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $16,800 due and payable into 4,000,000 shares of the Company’s common stock at $0.0042 per share and reduce a total of $16,800 from the principal balance of a certain convertible promissory note.

On February 7, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $11,200 due and payable into 2,666,667 shares of the Company’s common stock at $0.0042 per share and reduce a total of $11,200 in interest payable in respect to a certain convertible promissory note.

On February 8, 2023, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $18,020, including interest in the amount of $951.77 due and payable into 3,400,000 shares of the Company’s common stock at $0.0053 per share to reduce a total of $15,318.23 from the principal balance of a certain convertible promissory note.

On February 9, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $18,600 due and payable into 4,428,571 shares of the Company’s common stock at $0.0042 per share and reduce a total of $18,600 from the principal balance of a certain convertible promissory note.

On February 13, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $20,600 due and payable into 4,790,698 shares of the Company’s common stock at $0.0043 per share and reduce a total of $20,600 from the principal balance of a certain convertible promissory note.

On February 22, 2023 1800 Diagonal Lending LLC provided the Company with a Notice of Conversion whereunder they agreed to convert the principal amount of $27,737.50 due and payable into 5,043,182 shares of the Company’s common stock at $0.0055 per share and reduce a total of $24,550 from the principal balance of a certain convertible promissory note, and accrued interest of $3,187.50.

On February 23, 2023, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $23,220, including interest in the amount of $1,709.02 due and payable into 5,400,000 shares of the Company’s common stock at $0.0045 per share to reduce a total of $19,760.98 from the principal balance of a certain convertible promissory note.

On February 28, 2023, eSilkroad Network Limited provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $611,353.42, including interest in the amount of $111,353.42 due and payable into 3,135,146 shares of the Company’s common stock at $0.195 per share to extinguish the principal note balance in full in the amount of $500,000.

On March 6, 2023, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $15,050, including interest in the amount of $1,181.82 due and payable into 4,300,000 shares of the Company’s common stock at $0.0035 per share to reduce a total of $12,118.18 from the principal balance of a certain convertible promissory note.

On March 8, 2023 we entered into a Promissory Note with 1800 Diagonal Lending LLC for the Principal Amount of $116,760 and an Actual Amount of Purchase Price of $104,250. The total disbursement to GZ6G was $100,000, with a term of twelve months and an interest rate of 12%. The note requires 10 monthly payments of $13,077.10 commencing April 30, 2023. In the event of default the holder shall have the right to convert interest and principal into shares of common stock based on a conversion price of 75% of the lowest trading price of the Company’s common stock in the preceding 10 days. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On March 8, 2023 we entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.0035 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

On March 17, 2023, Mast Hill Fund LLP provided the Company with a Notice of Conversion whereunder they agreed to convert a total of $21,350, including interest in the amount of $1,139.99 due and payable into 6,100,000 shares of the Company’s common stock at $0.0035 per share to reduce a total of $18,462.01 from the principal balance of a certain convertible promissory note.

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

ITEM 14 – PRINCIAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2022 and 2021 were $36,490 and $28,500, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2022 and 2021.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have established an audit committee. However, there are no formal pre-approval policies and procedures as at December 31, 2022. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Heaton & Company, PLLC’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

(a)(3) Exhibits.

The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBITS

3.1*	Articles of Incorporation, as amended
3.2*	Certificate of Amendment to Articles of Incorporation, as amended
3.3*	Amended Bylaws
3.4*	Certificate of Amendment to Articles of Incorporation, amended and restated articles
3.5*	Certificate of Amendment to Articles of Incorporation
3.6*	Certificate of Amendment to Articles of Incorporation
3.7*	Certificate of Amendment to Articles of Incorporation
3.8*	Certificate of Amendment to Articles of Incorporation
4.3*	Certificate of Designation of Series A Preferred Stock
4.4*	Certificate of Designation of Special 2018 Series B Preferred Stock
10.1*	Management Agreement between Green Zebra Media Corp. and William Coleman Smith, (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.2*	Management Agreement between the Company and ELOC Holdings Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.3*	Stock Purchase Agreement between the Company, Green Zebra Media Corp. and William Coleman Smith dated April 8, 2021, (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.4*	Loan Treaty Agreement between the Company and eSilkroad Network Limited, (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.5*	Amendment to Loan Treaty Agreement between Esilkroad Network Limited and the Company dated April 6, 2021, (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.6*	Form of Convertible Promissory Note, Loan Treaty, (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.7*	Equity Purchase Agreement between the Company and World Amber Corp. dated April 25, 2021, (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2021)
10.8*	Equity Purchase Agreement between Mast Hill Fund, L.P. and GZ6G Technologies Corp. dated November 10, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.9*	Securities Purchase Agreement between Mast Hill Fund, L.P. and GZ6G Technologies Corp. dated November 3, 2021, (incorporated by reference to the Company’s Current Report on Form 10-Q filed on November 15, 2021)
10.10*	Promissory Note issued to Mast Hill Fund, L.P. dated November 3, 2021, (incorporated by reference to the Company’s Current Report on Form 10-Q filed on November 15, 2021)
10.11*	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P. dated November 10, 2021, , (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.12*	Amendment to Common Stock Purchase Warrant issued to Mast Hill Fund, L.P. dated December 7, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.13*	Registration Rights Agreement between Mast Hill Fund, L.P. and GZ6G Technologies Corp. dated December 16, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.14*	Finder's Fee Agreement between GZ6G Technologies Corp. and J.H. Darbie & Co. Inc. dated November 7, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.15*	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated November 19, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)

10.16*	Securities Purchase Agreement between Talos Victory Fund LLC and GZ6G Technologies Corp. dated December 16, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.17*	Promissory Note issued to Talos Victory Fund LLC dated December 16, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.18*	Common Stock Purchase Warrant issued to Talos Victory Fund LLC dated December 16, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.19*	Registration Rights Agreement between Talos Victory Fund LLC and GZ6G Technologies Corp. dated December 16, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.20*	Engagement Agreement between GZ6G Technologies Corp. and Carter, Terry & Company dated December 8, 2021, (incorporated by reference to the Company’s Form S-1 filed on January 25, 2022)
10.21*	Convertible Promissory Note between GZIC and 1800 Diagonal Lending LLC dated May 20, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.22*	Stock Purchase Agreement between GZIC and 1800 Diagonal Lending LLC dated May 20, 2022, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2022)
10.23*	Promissory Note between GZIC and Mast Hill Fund, L.P. dated April 4, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2022)
10.24*	Securities Purchase Agreement between GZIC and Mast Hill Fund, L.P. dated April 4, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2022)
10.25*	Common Stock Purchase Warrant between GZIC and Mast Hill Fund, L.P. dated April 4, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2022)
10.26*	Promissory Note between the Company and William Coleman Smith dated May 3, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.27*	Promissory Note between the Company and William Coleman Smith dated May 18, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.28*	Promissory Note between the Company and William Coleman Smith dated June 1, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.29*	Consulting Agreement between the Company and Beyond Media SEZC dated May 19, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.30*	Securities Purchase Agreement between GZIC and Mast Hill Fund, L.P. dated May 23, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.31*	Common Stock Purchase Warrant between GZIC and Mast Hill Fund, L.P. dated May 23, 2022 , (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 7, 2022)
10.32*	Sponsorship & Services Agreement between the Company and Rangers Stadium Company LLC dated June 14, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2022)
10.33*	Convertible Promissory Note between GZIC and 1800 Diagonal Lending LLC dated July 11, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2022)
10.34*	Stock Purchase Agreement between GZIC and 1800 Diagonal Lending LLC dated July 11, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2022)
10.35*	Professional Relations and Consulting Agreement between GZIC and Acorn Management Partners LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 15, 2022)

10.36*	Addendum to Professional Relations and Consulting Agreement between GZIC and Acorn Management Partners LLC dated April 7, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 26, 2022)
10.37*	Convertible Promissory Note between the Company and Mast Hill Fund, L.P, dated September 20, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2022)
10.38*	Securities Purchase Agreement between the Company and Mast Hill Fund, L.P. dated September 20, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2022)
10.39*	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P., dated September 20, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2022)
10.40*	Board and Majority Shareholder Resolution dated September 1, 2022, (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2022)
10.41*	Consolidated Promissory Note dated December 31, 2020. (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2022)
10.42*	Convertible Promissory Note between GZIC and 1800 Diagonal Lending LLC dated August 23, 2022 (incorporated by reference to the Company’s Form S-1 filed on November 3, 2022)
10.43*	Stock Purchase Agreement between GZIC and 1800 Diagonal Lending LLC dated August 23, 2022(incorporated by reference to the Company’s Form S-1 filed on November 3, 2022)
10.44*	Convertible Promissory Note between GZIC and 1800 Diagonal Lending LLC dated October 11, 2022(incorporated by reference to the Company’s Form S-1 filed on November 3, 2022)
10.45*	Stock Purchase Agreement between GZIC and 1800 Diagonal Lending LLC dated October 11, 2022(incorporated by reference to the Company’s Form S-1 filed on November 3, 2022)
10.46*	Promissory Note dated November 3, 2022 issued to Fourth Man LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022)
10.47*	Securities Purchase Agreement dated November 3, 2022 between the Company and Fourth Man LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022)
10.48*	Stock Purchase Warrant issued to Fourth Man LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022)
10.49*	Convertible Promissory Note between the Company and Janbella Group LLC dated November 8, 2022 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022)
10.50*	Securities Purchase Agreement dated November 8, 2022 between the Company and Janbella Group LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022)
10.51*	Convertible Promissory Note between the Company and Mast Hill Fund, L.P, dated November 23, 2022 (incorporated by reference to the Company’s Form S-1/A filed on February 7, 2023)
10.52*	Securities Purchase Agreement between the Company and Mast Hill Fund, L.P. dated November 23, 2022 (incorporated by reference to the Company’s Form S-1/A filed on February 7, 2023)
10.53*	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P., dated November 23, 2022, (incorporated by reference to the Company’s Form S-1/A filed on February 7, 2023)
10.54*	Convertible Promissory Note between the Company and Mast Hill Fund, L.P, dated December 20, 2022(incorporated by reference to the Company’s Form S-1/A filed on February 7, 2023)
10.55*	Securities Purchase Agreement between the Company and Mast Hill Fund, L.P. dated December 20, 2022 (incorporated by reference to the Company’s Form S-1/A filed on February 7, 2023)
10.56*	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P., dated December 20, 2022. (incorporated by reference to the Company’s Form S-1/A filed on February 7, 2023)
10.57+	Convertible Promissory Note between the Company and Mast Hill Fund, L.P, dated January 23, 2023
10.58+	Securities Purchase Agreement between the Company and Mast Hill Fund, L.P. dated January 23, 2023
10.59+	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P., dated January 23, 2023
10.60+	Convertible Promissory Note between the Company and Mast Hill Fund, L.P, dated March 8, 2023
10.61+	Securities Purchase Agreement between the Company and Mast Hill Fund, L.P. dated March 8, 2023
10.62+	Common Stock Purchase Warrant issued to Mast Hill Fund, L.P., dated March 8, 2023
10.63+	Promissory Note between the Company and 1800 Diagonal Lending LLC, dated March 8, 2023
10.64+	Securities Purchase Agreement between the Company and 1800 Diagonal Lending LLC dated March 8, 2023
10.65+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated April 4, 2022
10.66+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated May 23, 2022
10.67+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated September 20, 2022
10.68+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated November 23, 2022
10.69+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated December 20, 2022
10.70+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated January 23, 2023
10.71+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated March 8, 2023
10.72+	Common Stock Purchase Warrant issued to J.H. Darbie & Co. Inc. dated November 3, 2022
21+	List of subsidiaries
31+	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32+	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101+	Interactive Data Files

+	Filed herewith
*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GZ6G TECHNOLOGIES INC.

Date: April 17, 2022	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)