Form 10-Q
period 2023-03-31
GZ6G Technologies Corp.
filed 2023-05-15
CIK 1286648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 133,956,722 shares of the registrant’s common stock outstanding.

GZ6G Technologies Corp.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GZ6G TECHNOLOGIES CORP.

 TABLE OF CONTENTS FOR UNAUDITED CONDENSED CONSOLIDATED

 FINANCIAL STATEMENTS

March 31, 2023

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$332,541	$507,152
Accounts receivable, net	14,353	59,845
Prepaid expenses	36,615	49,174
Other current assets	15,949	15,949
Total current assets	399,458	632,120

Property and equipment, net	170,863	187,661
Right of use assets	529,025	552,951
TOTAL ASSETS	$1,099,346	$1,372,732

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$678,867	$565,857
Related party payables	472,488	417,151
Deferred revenue	173,230	172,000
Debt, current portion	3,767	3,767
Debt, related parties	1,440,825	1,440,825
Convertible notes, net of debt discount	1,493,514	6,847,121
Lease liability, current portion	93,549	91,604
Total current liabilities	4,356,240	9,538,325

Debt, net of current portion	44,000	44,000
Lease liability, net of current portion	458,129	482,290
Total liabilities	4,858,369	10,064,615

Stockholders’ deficit
Series A Preferred stock, $0.004 par, 10,000,000 shares authorized, 5,000,000 shares issued and outstanding	20,000	20,000
Series B Preferred stock, $0.001 par, 1 share authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par, 1,000,000,000 shares authorized, 128,401,166 and 70,837,511 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	128,401	70,837
Additional paid in capital	15,816,768	14,896,922
Accumulated deficit	(18,992,835)	(22,963,551)
Total GZ6G Technologies Corp stockholders’ deficit	(3,027,666)	(7,975,792)
Non-controlling interest	(731,357)	(716,091)
Total stockholders’ deficit	(3,759,023)	(8,691,883)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,099,346	$1,372,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
NET REVENUES	$70,547	$3,000

OPERATING EXPENSES
Cost of revenue	39,277	1,088
Depreciation	29,278	46,478
General and administrative	714,979	532,187
General and administrative, related parties	120,000	120,000
Professional fees	76,190	22,800
Total operating expenses	979,724	722,553

Loss from operations	(909,177)	(719,553)

Other income (expense)
Interest expense	(771,401)	(2,264,770)
Gain on debt extinguishment	5,636,028	-
PPP loan forgiveness	-	46,091
Total other income (expense)	4,864,627	(2,218,679)

Net income (loss)	$3,955,450	$(2,938,232)
Less: net income (loss) attributable to non-controlling interest	(15,266)	(599)
Net income (loss) attributable to GZ6G Technologies Corp.	$3,970,716	$(2,937,633)

Net income (loss) per common share
Basic	$0.04	$(0.12)
Diluted	$0.00	$(0.12)

Weighted average shares
Basic	100,813,294	25,185,033
Diluted	1,798,609,474	25,185,033

The accompanying notes are an integral part of these unaudited consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2022	5,000,000	$20,000	1	$-	70,837,511	$70,837	$14,896,922	$(22,963,551)	$(716,091)	$(8,691,883)

Discount on debt, convertible notes issued	-	-	-	-	-	-	418,502	-	-	418,502
Convertible note proceeds allocated to warrants	-	-	-	-	-	-	64,319	-	-	64,319
Warrants issued as financing cost	-	-	-	-	-	-	3,419	-	-	3,419
Issuance of common stock for debt conversion	-	-	-	-	57,563,655	57,564	433,606	-	-	491,170
Net income (loss) during the period	-	-	-	-	-	-	-	3,970,716	(15,266)	3,955,450
Balance, March 31, 2023	5,000,000	$20,000	1	$-	128,401,166	$128,401	$15,816,768	$(18,992,835)	$(731,357)	$(3,759,023)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2021	5,000,000	$20,000	1	$-	25,177,973	$25,178	$10,784,308	$(16,092,531)	$(659,890)	$(5,922,935)

Shares issued as financing costs	-	-	-	-	10,769	11	22,389	-	-	22,400
Net income (loss)	-	-	-	-	-	-	-	(2,937,633)	(599)	(2,938,232)

Balance, March 31, 2022	5,000,000	$20,000	1	$-	25,188,742	$25,189	$10,806,697	$(19,060,164)	$(660,489)	$(8,838,767)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,955,450	$(2,938,232)
Adjustments to reconcile net loss to net cash used in operating activities:
PPP loan forgiveness	-	(46,091)
Gain on note conversions	(5,636,028)
Amortization of debt discount and issuance cost	539,376	2,178,671
Common stock issued as financing cost	-	22,400
Warrants issued as financing cost	3,419	-
Depreciation	29,278	46,478
Amortization of right of use assets	1,709	5,284
Changes in operating assets and liabilities:
Decrease in accounts receivable	45,492	-
(Increase) decrease in prepaid expenses	12,559	(10,093)
Increase in accounts payable and accrued expenses	267,502	69,893
Increase in related party payables	55,337	41,434
Increase (decrease) in customer deposits	1,230	(28,000)
Net cash used in operating activities	(724,676)	(658,256)

Cash Flows from Investing Activities:
Proceeds from credit of leaseholder improvement	-	30,000
Purchase of equipment	(12,480)	(54,114)
Net cash used in investing activities	(12,480)	(24,114)

Cash flows from financing activities:
Refund of repayment to PPP loan	-	5,702
Repayments of convertible notes	(64,855)	-
Proceeds from convertible notes	627,400	50,000
Net cash provided by financing activities	562,545	55,702

Net decrease in cash	(174,611)	(626,668)
Cash-beginning of period	507,152	759,791
Cash-end of period	$332,541	$133,123

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock-settled debt liability	$-	$360,258
Shares issued under notices of conversion, principal	$735,709	$-
Shares issued under notices of conversion, accrued interest payable	$135,913	$-
Shares issued under notices of conversion, accounts payable	$20,148	$-
Shares issued under notices of conversion, stock-settled debt liability	$5,238,438	$-
Debt discount related to convertible notes and warrants	$482,821	$-
Accrued interest payable	$14,011	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

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

Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2023, the Company had a working capital deficit of $3.96 million with approximately $0.3 million of cash on hand and an accumulated deficit of $19 million. During the three months ended March 31, 2023 the Company received net cash proceeds of $627,400 by way of a series of convertible promissory notes. The Company anticipates a need for up to a further $5 million in fiscal 2023 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan agreements, the Company is in the process of filing a follow-on registration statement on Form S-1 to facilitate additional funding up to a maximum of $10,000,000. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19 Pandemic and other factors

While the COVID-19 pandemic has subsided and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and to pursue implementation of its planned smart city and related smart venue projects. Additional factors which may impact the Company’s ongoing operations include inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine, climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending and attendance at locations that use our services.  The Company is unable to predict the ongoing impact of these factors on the Company’s consolidated financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K as filed with the Securities and Exchange Commission on April 17, 2023.

Consolidation

These unaudited condensed consolidated financial statements include the accounts of GZ6G Technology Corp.  and its 60% controlled subsidiary, Green Zebra Media Corp. (“GZMC’), as of March 31, 2023 and December 31, 2022. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023 and December 31, 2022, the Company had $74,600 and $249,500 in excess of the FDIC insured limit.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

Stock Settled Debt

In certain instances, the Company will issue convertible notes which contain a provision in which the price of the conversion feature is priced at a fixed discount to the trading price of the Company’s common shares as traded in the over-the-counter market.  In these instances, the Company records a liability, in addition to the principal amount of the convertible note, as stock-settled debt for the fixed value transferred to the convertible note holder from the fixed discount conversion feature.  As of March 31, 2023 and December 31, 2022, the Company had recorded within Convertible Notes, net of discount, the amount of $56,635 and $5,324,016, respectively, for the value of the stock settled debt with respect to certain convertible notes (see Note 5).

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

The computation of diluted loss per share for the three months ended March 31, 2022 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, and preferred shares, because their inclusion would be antidilutive.

The table below reflects the potentially dilutive securities that have not been included in the computation of diluted net loss per share:

	March 31, 2023	March 31, 2022
Convertible Notes	806,072,163	5,222,570
Stock purchase warrants	841,724,017	1,130,487
Series A Preferred shares (convertible to common at a ratio of 10 common for each 1 preferred)	50,000,000	50,000,000
Total	1,697,796,180	56,353,057

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3: PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Office equipment	$192,647	$192,647
Leasehold improvements	12,813	12,813
Software	155,550	143,070
Total	361,010	348,530
Less: accumulated depreciation and amortization	(190,147)	(160,869)
Total property and equipment, net	$170,863	$187,661

Depreciation expense amounted to $29,278 and $46,478 for the three months ended March 31, 2023, and 2022, respectively.

NOTE 4: OTHER CURRENT ASSETS

Other current assets consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Security deposits	$14,691	$14,691
Other deposits and receivables	1,258	1,258
Total	$15,949	$15,949

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE 5: DEBT

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

On February 28, 2023, the Company issued 3,135,146 shares of common stock to the lender in consideration for principal of $500,000 in loans and unpaid interest $111,353 provided under the terms of the Treaty Agreement at $0.195 per share. The loan was settled in full.

The carrying value of funding tranches is as follows:

	March 31, 2023	December 31, 2022
Principal	$-	$500,000
Stock-settled liability	-	5,171,803
Total	-	5,671,803
Unamortized debt discount	-	(20,726)
Debt carrying value	$-	$5,651,077

The interest expenses for the funding tranches are as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest expense on notes	$6,465	$15,551
Amortization of debt discount	20,726	2,119,741
Total:	$27,191	$2,135,292

The accrued interest payable is as follows:

Balance, December 31, 2021	$50,981
Interest expense on the convertible notes	53,907
Balance, December 31, 2022	104,888
Interest expense on the convertible notes	6,465
Converted to shares	(111,353)
Balance, March 31, 2023	$-

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Gain related to extinguishment during the three months ended March 31, 2023:

Three Months ended March 31, 2023
Debt principal	$500,000
Stock-settled liability	5,171,803
Interest payable	111,353
Total	5,783,156
Issuance of 3,135,146 shares of common stock	(19,751)
Gain on extinguishment of debt upon conversion	$5,763,405

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

In accordance with ASC 470 – Debt, the proceeds in the year ended December 31, 2022, of $1,554,300 were allocated based on the relative fair values of the convertible notes and the warrants of $948,158 and $606,142, respectively. The Warrant was valued at $606,142 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a debt discount in the amount of $792,824 which was recorded as a debt discount which is being amortized over the life of the Note for a total debt discount of $1,571,666.

On January 23, 2023, the Company entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.0035 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans. Concurrently the Company issued Mast Hill a stock purchase warrant for the purchase of 11,720,000 shares of common stock at an exercise price of $0.05 per share for a term of five years.

On March 16, 2023, the Company entered into a Promissory Note with Mast Hill Fund, L.P. for the Principal Amount of $293,000, and an Actual Amount of Purchase Price of $263,700. The Conversion rate on the note is $0.0035 per share, subject to adjustments. The total disbursement to GZ6G was $250,789, with a term of twelve months and an interest rate of 12%. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans. Concurrently the Company issued Mast Hill a stock purchase warrant for the purchase of 11,720,000 shares of common stock at an exercise price of $0.05 per share for a term of five years.

In accordance with ASC 470 – Debt, the proceeds in the three months ended March 31, 2023, of $527,400 was allocated based on the relative fair values of the convertible notes and the warrants of $462,681 and $64,319, respectively. The Warrant was valued at $64,319 and was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a debt discount in the amount of $418,502 which was recorded as a debt discount which is being amortized over the life of the Note for a total debt discount of $541,421.

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

During the three months ended March 31, 2023, the Company issued an accumulated 26,500,000 shares of common stock pursuant to Notice of Conversion from lenders to settle certain portion of principal together with accrued interest payable and fees.

The carrying value of the tranches is as follows:

	March 31, 2023	December 31, 2022
Principal	$2,741,149	$2,847,000
Shares issued under conversion	(111,960)	(410,851)
Repaid to principal	-	(281,000)
Total	2,629,190	2,155,149
Unamortized debt discount	(1,352,939)	(1,280,068)
Debt carrying value	$1,276,251	$875,081

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

The interest expenses related to the tranches are as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest expense on notes	$69,836	$33,140
Amortization of debt discount	468,550	58,930
Total:	$538,386	$92,070

The accrued interest payable is as follows:

Balance, December 31, 2021	$13,340
Interest expense on the convertible notes	178,374
Shares issued under conversion	(124,742)
Repaid in cash	(31,781)
Balance, December 31, 2022	35,291
Interest expense on the convertible notes	69,836
Shares issued under conversion	(11,030)
Balance, March 31, 2023	$94,097

Loss related to extinguishment during the three months ended March 31, 2023:

Debt principal	$111,960
Accrued interest payable	11,030
Transfer agent fee	20,148
Total	143,138
Issuance of 26,500,000 shares of common stock	(151,762)
(Loss) on extinguishment of debt upon conversion	$(8,624)

During the three months ended March 31, 2023, the Company issued shares in respect to a Put notice (Note 10(5)) with a strike price of $0.0035 per share which triggered a dilutive issuance clause in the aforementioned Convertible Note agreements downward adjusting the conversion price per share to match the strike price.

Convertible Promissory Note

During the year ended December 31 2022, the Company entered into several Convertible Promissory Notes with an investor in which the investor agreed to lend the Company the accumulated principal amount of $321,500 for the purchase price of $306,250. The Term of these Notes is twelve months with an interest rate of 10%. The conversion rate of the Note is as follows: 35% discount to the lowest bid price during the ten-day trading period prior to a notice of conversion. The funds were used for operating costs and further execution of GZ6G’s business plan. The Company recorded $172,982 as the liability on stock settled debt associated with these convertible promissory notes which amount is amortized over the terms of the notes. During the year ended December 31, 2022, the Company issued an accumulated 8,452,680 shares of common stock pursuant to Notice of Conversion from lenders to settle certain portion of principal. During the three months ended March 31, 2023, the Company issued an accumulated 27,928,509 shares of common stock pursuant to Notice of Conversion from lenders to settle certain portion of principal and unpaid interest.

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

On March 8, 2023 the Company into a Promissory Note with 1800 Diagonal Lending LLC for the Principal Amount of $116,760 and an Actual Amount of Purchase Price of $104,250. The total disbursement to GZ6G was $100,000, with a term of twelve months and an interest rate of 12%. The note requires 10 monthly payments of $13,077 commencing April 30, 2023. In the event of default the holder shall have the right to convert interest and principal into shares of common stock based on a conversion price of 75% of the lowest trading price of the Company’s common stock in the preceding 10 days. Proceeds will be used, for operating costs and further execution of GZ6G’s business plans.

The carrying value of this convertible promissory note is as follows:

	March 31, 2023	December 31, 2022
Principal	$214,510	$275,250
Accrued interest payable	14,011	-
Stock-settled liability	56,635	152,213
Total	285,156	427,463
Unamortized debt discount	(67,893)	(106,500)
Debt carrying value	$217,263	$320,963

The interest expenses for the convertible promissory note are as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest expense on note	$4,327	$-
Amortization of accrued interest	1,440
Amortization of debt discount	50,100	-
Total:	$55,867	$-

The accrued interest payable is as follows:

Balance, December 31, 2021	$-
Interest expense on the convertible note	16,077
Balance, December 31, 2022	$16,077
Interest expense on the convertible note	4,327
Cash payment	(2,710)
Shares issued under conversion	(13,529)
Balance, March 31, 2023	$4,165

Loss related to extinguishment during the three months ended March 31, 2023:

Debt principal	$177,500
Stock-settled debt	95,578
Accrued interest payable	16,238
Total	289,316

Issuance of 27,928,509 shares of common stock	(319,657)
Cash paid	(70,574)
Unamortized debt discount	(17,838)
Total	(408,069)

(Loss) on extinguishment of debt upon conversion	$(118,753)

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

The interest expenses related to the SBA loan are as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest expense on notes	$406	$406

The accrued interest payable is as follows:

Balance, December 31, 2021	$2,672
Addition: Interest expense	1,650
Balance, December 31, 2022	4,322
Addition: Interest expense	406
Balance, March 31, 2023	$4,728

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

Other Short-term loans

On January 5, 2018, GZMC entered into a loan agreement with National Funding Inc. whereby the Company acquired funding in the amount of $20,625.   The terms of the loan called for the Company to pay an origination fee of $412 and to repay $26,400 by way of 176 daily payments of $150.   As of March 31, 2023, and December 31, 2022, there was an outstanding amount of $3,768 due and payable on the loan, and the loan was in default.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

NOTE 6: CUSTOMER DEPOSITS, CONTRACT RECEIVABLES AND CONTRACT LIABILITIES

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

The following table provides balances of customer receivables and contract liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Customer receivables (1)	$-	$-
Contract liabilities (Customer deposits) (1), (2), (a), (b), (c), (d)	$173,230	$172,000

(1)	The Company has deposits of $173,230 and $172,000, respectively as at March 31, 2023 and December 31, 2022, with respect to certain future services to be provided, which amounts are not yet earned under revenue recognition criteria provided by ASC 606 and therefore, they are not reflected as accounts receivable on the Company’s balance sheets. During the three months ended March 31, 2023 and 2022, the Company recorded $3,000 and $3,000, respectively as income relative to the above contracts and returned $0 and $25,000, respectively in previously paid deposits to one of its customers.

(2)	Contract liabilities are consideration we have received from our customers billed in advance of providing goods or services promised in the future or for work in progress. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include installation and maintenance charges that are deferred and recognized when the installation is complete or with respect to deposits for maintenance, over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities may be included as customer deposits or deferred revenue in our consolidated balance sheets, based on the specifics of the contract. During the three months ended March 31, 2023 and 2022 , we have recognized $3,000 and $3,000, respectively in revenue from customer deposits on hand. The Company and certain customers are currently in negotiations to determine the best way to proceed with the delayed implementation of certain prior period contracts for which we have received deposits but have not completed the scope of work.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

(c) On October 6, 2020, the Company received a purchase order in the amount of $132,000 in regard to a Media Agreement described in Note 9(3) below. During the year ended December 31, 2021, the Company completed the installation terms included in the purchase order and as a result $78,000 has been reflected as revenue as at December 31, 2021. A further $3,000 and $3,000, respectively, was recorded as income during the three months ended March 31, 2023 and 2022, with the remaining $39,000 included in deferred income in relation to future service obligations under the contract which will be earned over the term of the service contract.

(d) During the three months ended March 31, 2023 the Company received a deposit from a customer in the amount of $4,230 in respect to services to be provided in future periods.

NOTE 7: RELATED PARTY TRANSACTIONS

Terrence Flowers

As at December 31, 2019, a total of $11,110 was payable to Mr. Terrence Flowers, who ceased to be a shareholder, officer and director on July 9, 2018.  During the year ended December 31, 2020, the Company repaid $11,000 to Mr. Flowers, leaving a balance due of $110 at March 31, 2023 and 2022. The amount is reflected on the balance sheet in related party payables.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

The following amounts are included in debt to related party on our Balance Sheets:

Balance at December 31, 2021, Debt, related party.	$1,065,725
Shares issued to settle debt	(75,000)
Promissory Notes for funding provided	450,100
Balance at December 31, 2022, Debt, related party.	$1,440,825
Balance at March 31, 2023, Debt, related party.	$1,440,825

The interest expenses related to above loans are as follows:

	Three Months Ended
	March 31,
	2023	2022
Interest expense on notes	$18,752	$13,138

During the three month period ended March 31, 2023 and 2022, the Company accrued $30,000 in management fees to ELOC and paid management fees to Coleman Smith of $90,000.

The following amounts are included in related party payables on our Balance Sheets:

	March 31, 2023	December 31, 2022
Coleman Smith, President	$73,841	$67,256
Interest payable	128,537	109,785
ELOC Holdings Corp.	270,000	240,000
Terrence Flowers	110	110
	$472,488	$417,151

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

NOTE 8: OPERATING LEASE

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

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Future minimum lease payments in respect of the above leases as of March 31, 2023 as presented in accordance with ASC 842 were as follows:

2023	95,780
2024	133,014
2025	138,472
2026	143,931
2027	136,527
Total future minimum lease payments	647,724
Less: imputed interest	(96,046)
Total	551,678
Current portion of operating lease	93,549
Long term portion of operating lease	$458,129

NOTE 9: COMMITMENTS

(1)	On April 2, 2019, a vendor of the Company, the “Plaintiff” filed a complaint against the Company’s 60% controlled subsidiary, Green Zebra, in the Superior Court of California, Orange County for unpaid invoices related to services and products sold in fiscal 2017, including reasonable value in the amount of $61,899.62. The Court approved a default judgement on January 23, 2020, with respect to the aforementioned claim, including the following:

Damages	$61,890
Prejudgment interest at the annual rate of 10%	9,835
Attorney fees	1,200
Other costs	505
Total judgement value	$73,430

In April 2021, the Plaintiff perfected the judgement and obtained a hold against a bank account controlled by Green Zebra in the approximate amount of $16,282, which amount was subsequently released to the Plaintiff and has been recorded as a reduction to the balance owing to the Plaintiff. The Company has remitted a further $2,420 towards the outstanding balance. At March 31, 2023 and December 31, 2022, a total of $54,738 remained outstanding. The Company and the Plaintiff are currently in discussions regarding the claimed amount.

(2)	On August 10, 2019, the Company’s CEO, Mr. William Coleman Smith, entered into a lease agreement with IAC Apartment Development JV LLC to lease space at 861 Tularosa, Irvine, California for a one-year term at a rental rate of approximately $3,400 per month, plus utilities, for the Company’s subsidiary, Green Zebra Media Corp. Green Zebra uses this space for its operations. The Company elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and continues to recognize rent expense on a straight-line basis. The lease was renewed for two further 1-year terms expiring on October 9, 2022. Upon expiry of the lease the Company continues to use the space on a month-to-month basis at a rate of $3,620 per month plus utilities.

(3)	On September 14, 2020, GZMC entered into a WiFi Media Solution Agreement (the “Media Agreement”) with a city in Iowa in regard to a city owned location (“venue location”) whereby GZMC was granted rights to provide sponsorship advertising, performance marketing and professional services. Under the terms of the Media Agreement, GZMC must pay fees to the city at an annual rate of $94,000 per annum for a period of 5 years following the initial operation of the venue location, the opening of which was delayed past December 31, 2021, as a result of COVID-19 restrictions. GZMC is anticipating the start date for this project to occur during fiscal 2023 based on acquiring the various bonds and licenses as may be required and the official commencement of venue services.

(4)	On November 10, 2021, the Company entered into a Registration Right Agreement with Mast Hill Fund, L.P. (the “Investor”), whereby the Company has agreed, upon the terms and subject to the conditions of the Purchase Agreement, to sell to the Investor up to Ten Million Dollars ($10,000,000.00) of Put Shares at an originally estimated put price of $2.00 per share, subject to adjustment in accordance with the terms of the agreement which calls for valuation of the Put price equal to 90% of the volume weighted average price of the Company’s Common Stock on the Principal Market on the Trading Day immediately preceding the respective Put Date, and subject to a valuation period of seven (7) Trading Days immediately following the Clearing Date associated with the applicable Put Notice during which the Purchase Price of the Common Stock is valued in order to establish the applicable Purchase Price. To induce the Investor to enter into the Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute (collectively, the “Securities Act”), and applicable state securities laws. The Registration was deemed effective on May 11, 2022. The Company issued an accumulated 4,747,662 shares of common stock under this agreement for net proceeds of $151,104 in the year ended December 31, 2022. The Company is in the process of filing a follow-on registration statement on Form S-1 to facilitate additional funding under this agreement.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(6)	On April 7, 2022, the Company entered into Professional Relations and Consulting Agreement (Agreement) with Acorn Management Partners, LLC (Acorn), a Georgia Limited Liability Company, wherein the Company will pay Acorn $11,500 per month, and issue, or cause to be issued, $120,000 worth of the Company’s restricted common stock in three tranches, total shares equivalent to $60,000 for the first six month period and total shares equivalent to $30,000 for each of the remaining two three-month periods. The term of the Agreement is for one year, broken down into three periods; the first began on April 8, 2022, and is for six months. The next two periods are for three months each. The Agreement may be terminated at any time, in writing, by either party. If the Agreement is terminated by the Company before the end of any period, Acorn will be entitled for full payment of the period, and the full issuance of the shares for that period. The Company issued a total of 51,282 unregistered restricted shares on April 15, 2022, in respect of the first installment of $60,000 worth of common stock under the terms of the Agreement which shares are valued at fair market value on the date of issue. On July 19, 2022, 383,000 unregistered shares of the Company’s common stock were issued to Acorn Management Partners, LLC in lieu of cash payments of $60,000 owed to Acorn pursuant to an Addendum to that Consulting Agreement entered into on July 6, 2022. The agreement terminated on April 7, 2023.

(7)	On July 7, 2022, effective June 14, 2022, the Company entered into a Sponsorship & Services Agreement (Agreement) with the Texas Rangers MLB Stadium called Globe Life Field (Rangers) wherein the Rangers granted sponsorship benefits to the Company. The Agreement calls for advanced sponsorship revenue share payments of $375,000 by the Company to the Rangers during the fiscal years 2023 and 2024, pursuant to a split fee arrangement for WiFi managed services and Sponsorship opportunity. The Agreement offers the rights of the Company to place stadium ads in a shared revenue model. The Company will also manage the WiFi Network captive portal remotely, as an exclusive arrangement. As of March 31, 2023, the Company has not yet remitted the first semi-annual installment of $187,500 under the terms of the contract.

(8)	During the year ended December 31, 2022, the Company entered into a Sponsorship & Services Agreement (Agreement), as amended, with the Kansas City Royals Baseball club (the “Royals”) whereunder the Royals granted sponsorship benefits to the Company for a term running from December 1, 2022 until the date of the last MLB game in 2027, unless terminated earlier. The Agreement calls for annual escalating payments by the Company to the Royals during the fiscal years 2023 through 2027 of $400,000, $420,000, $441,000, $463,000 and $486,202, payable in four equal installments during fiscal 2023 and three equal installments during fiscal 2024 through 2027. In consideration for the fees paid the Company will have sponsorship rights, within the venue, across IPTV (internet protocol television) and fans’ mobile devices during live games and other events. Further the Company will be reimbursed for costs related to equipment and installation services required under the contract. During the three-month period ended March 31, 2023 the Company invoiced and was paid $50,000 in relation to equipment and installation services. During the three months ended March 31, 2023, $100,000 was expensed as marketing costs in respect to the quarterly fee installments payable to the Royals in 2023.

NOTE 10: CAPITAL STOCK

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

Common Stock

Shares of common stock issued during the three months ended March 31, 2023:

The Company issued an accumulated 57,563,655 shares of common stock pursuant to Notices of Conversion from lenders to settle principal of $735,709 and accrued interest payable of $135,912 for a fair value of $471,022 plus fees with a fair value of $20,148.

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Shares of common stock issued during the three months ended March 31, 2022:

On February 8, 2022, pursuant to an Engagement Agreement with Carter, Terry & Company, an authorized, registered broker dealer, the Company issued a total of 10,769 shares of common stock as compensation. The Company recorded $22,399 as financing cost.

As of March 31, 2023, and December 31, 2022, there were 128,401,166 and 70,837,511 shares of common stock issued and outstanding, respectively.

Series A Preferred Stock

The total number of Series A Preferred stock that may be issued by the Company is 10,000,000 shares with a par value of $0.004.

As of March 31, 2023 and December 31, 2022, there are a total of 5,000,000 shares of Series A Preferred Stock issued and outstanding.

Series B Preferred Stock

The total number of Series B Preferred Stock that may be issued by the Company is 1 share with a par value of $0.001.

As of March 31, 2023 and December 31, 2022, there is 1 share of Series B Preferred stock issued and outstanding.

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

In November and December 2022, the Company issued a total of 14,120,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $192,473 using the Black-Scholes pricing model.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

During the year ended December 31, 2022, 907,247 shares of common stock were issued from the exercise of 1,120,000 cashless warrants. 560,000 shares of common stock issued at $0.095985 per share pursuant to the exercise of a share purchase warrant.

In March 2023, the Company issued a total of 23,440,000 warrants to convertible note holders and subscribers for common shares, in accordance with the terms of subscription unit agreements entered into with the convertible note holders and subscribers. The fair value of the warrants granted was estimated at $64,319 using the Black-Scholes pricing model.

In March 2023, the Company issued a total of 527,400 warrants to J.H. Darbie under various warrants agreements as a Finder’s Fee for introducing the Company to MHFLP. The fair value of the warrants granted was estimated at $3,419 using the Black-Scholes pricing model.

Certain warrants above include dilution protection for the warrant holders, which could cause the exercise price to be reduced as a result of a financing event at a valuation below the exercise price in effect at the time. During the year ended December 31, 2022, as a result of additional share issuances below the original exercise price of certain warrants, the warrant exercise price was downward adjusted to $0.020025 per share. During the three months ended March 31, 2023, as a result of additional share issuances below the original exercise price of certain warrants, the warrant exercise price was downward adjusted to $0.0035 per share.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	262~297%
Risk-free interest rate	0.83~4.36%
Expected life (years)	3.00~5.00
Stock Price	$0.005~$2.80
Exercise Price	$0.05 ~ $1.00

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2023 and December 31, 2022:

Exercise Price	December 31, 2022	Issued	Repricing	Exercised	March 31, 2023	Expiration Date
$0.020025	10,487		0.0035		10,487	November 2026
$0.020025	365,000		0.0035		365,000	April 2027
$0.020025	16,417		0.0035		16,417	April 2027
$0.020025	1,466,667		0.0035		1,466,667	May 2025
$0.020025	66,000		0.0035		66,000	May 2027
$0.020025	3,520,000		0.0035		3,520,000	September 2027
$0.020025	79,200		0.0035		79,200	September 2027
$0.020025	8,260,000		0.0035		8,260,000	November 2027
$0.020025	203,850		0.0035		203,850	November 2027
$0.020025	5,860,000		0.0035		5,860,000	December 2027
$0.020025	131,850		0.0035		131,850	December 31, 2022
$0.05		11,720,000	0.0035		11,720,000	January 23, 2028
$0.06		263,700	0.0035		263,700	January 23, 2028
$0.05		11,720,000	0.0035		11,720,000	March 16, 2028
$0.06		263,700	0.0035		263,700	March 16, 2028
	19,979,471	23,967,400		-	43,946,871

GZ6G TECHNOLOGIES CORP.

NOTES TO THE CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

A summary of the warrant activity for the three months ended March 31, 2023 is as follows:

		Weighted- Average Exercise	Weighted- Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2022	19,979,471	$0.020025	4.68	$-
Grants	23,967,400	0.0502	5	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at March 31, 2023	43,946,871	$0.0035	4.69	$-

Exercisable at March 31, 2023	43,946,871	$0.0035	4.69	$-

NOTE 11: SUBSEQUENT EVENTS

On April 27, 2023 the Company issued 5,555,556 shares of common stock to a lender upon receipt of a notice of conversion at $0.0027 per share to settle $15,000 of principal debt outstanding.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2022, as filed with the SEC on Form 10-K on April 17, 2023.

William Coleman Smith as the holder of the Company’s issued and outstanding shares of the Company’s Special 2018 Series B Preferred Stock, controls 51% of the voting rights of the Company and is able to influence the outcome of all corporate actions requiring approval of our stockholders. Mr. Smith also holds a total of 17,500,000 shares of common stock and 5,000,000 shares of Series A Preferred Stock convertible into 50,000,000 shares of common stock (which is 100% of the Series A stock issued and outstanding) giving Mr. Smith voting control over the Company.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

Revenue

We generated a total of $70,547 and $3,000 in revenue for the three months ended March 31, 2023 and 2022, respectively. The increase in revenues in the three months ended March 31, 2023 is directly related to agree instalment invoices with respect to a long term contracts entered into during the year ended December 31, 2022 under which the Company provides hardware installation services, professional design services and future monthly services with revenue sharing on certain sponsorship components.

Net Income (Loss)

Three Months ended March 31, 2023 and 2022

	Three Months Ended
	March 31
	2023	2022
NET REVENUES	$70,547	$3,000

OPERATING EXPENSES
Cost of revenue	39,277	1,088
Depreciation	29,278	46,478
General and administrative	714,979	532,187
General and administrative, related parties	120,000	120,000
Professional fees	76,190	22,800
Total operating expenses	979,724	722,553

(Loss) from operations	(909,177)	(719,553)

Other income (expense)
Gain on extinguishment of debt	5,636,028	-
Interest expense	(771,401)	(2,264,770)
PPP loan forgiveness	-	46,091
Total other income (expense)	4,864,627	(2,218,679)

Net income (loss)	$3,955,450	$(2,938,232)

Less: net income (loss) attributable to Non-controlling interest	(15,266)	(599
Net income (loss) attributable to GZ6G Technologies Corp.	$3,970,716	$(2,937,633)

Total operating expenses for the three months ended March 31, 2023, were $979,724 as compared to $722,553 for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, we reported costs of revenue of $39,277 and $1,088, respectively. The Company incurred $714,979 and $532,187 in general and administrative expenses in the three months ended March 31, 2023 and 2022, respectively and general and administrative costs from related parties of $120,000 for each three months period, respectively. General and administrative expenses incurred from related parties include management fees charged by our CEO, William Coleman Smith, and a company controlled by him. General and administrative expenses include staff payroll, rent, travel, office and sundry expense, transfer agent costs, consulting, marketing, advertising and promotional expenses. The substantial increase primarily relates to an increase in marketing and promotional expense from $11,240 (2022) to $262,924 in the current three months ended March 31, 2023 as a result of the contracts with the Texas Rangers and Kansas City Royals. The Company incurred $293,364 in payroll expenses for the three months ended March 31, 2023 as compared to $391,712 for the period ended March 31, 2022. Transfer agent and filing fees increased substantially from $10,411 for the three months ended March 31, 2022 to $70,957 for the three months ended March 31, 2023 as the company undertook financing activities requiring additional services. Software expenses were $15,504 and $11,846, respectively, for the three months ended March 31, 2023 and 2022. Rent expense increased slightly from $42,103 for the period ended March 31, 2022 to $47,546 for the three months ended March 31, 2023. Professional fees in the three months ended March 31, 2022, totaled $22,800 as compared to $76,190 in the three months ended March 31, 2023, mainly due to additional costs as the Company incurred additional fees due to expenses associated with the filing of a registration statement and ongoing offering costs. Depreciation decreased to $29,278 in the three months ended March 31, 2023 from $46,478 during the three months ended March 31, 2022.

Other income (expense)

Other expense reported for three months ended March 31, 2022 totaled $2,218,679 as compared to other income in the current three months ended March 31, 2023 of $4,864,627. During the three months ended March 31, 2022, the Company reported other expenses of $2,264,770 attributable to interest expenses as a result of the debt discount applied to certain convertible promissory notes offset by the amount of $46,091 related to the forgiveness of a PPP loan. During the three months ended March 31, 2023, the Company reported interest expense of 771,401, including the amortization of debt of $539,376 offset by a gain on the conversion of certain debt instruments to common stock of $5,636,028.

We recorded a net loss attributable to the Company of $2,937,633 for the three months ended March 31, 2022 as compared to net income of $3,970,716 for the three months ended March 31, 2023.

Statement of Cash Flows

March 31, 2023 and 2022

The following table summarizes our cash flows for the period presented:

	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(724,676)	$(658,256)
Net cash used in investing activities	(12,480)	(24,114)
Net cash provided by financing activities	562,545	55,702
Increase (decrease) in cash	(174,611)	(626,668
Cash end of period	$332,541	$133,123

Cash Used in Operating Activities

Net Cash used in operating activities for the three months ended March 31, 2023, was $724,676 as compared to $658,256 of cash used by operating activities for the three months ended March 31, 2022.

Cash used in operating activities for the period ended March 31, 2023 relates to net income of $3,955,450, offset by a gain upon the conversion of certain notes payable of $5,636,028, and increased by amortization of debt discount of $539,376, depreciation of $29,278, warrants issued as financing costs of $3,419 and amortization of right of use assets of $1,709. Changes in operating activities in the three months ended March 31, 2023 included a decrease in prepaid expenses of $12,559, a decrease in accounts receivable of $45,492, an increase in customer deposits of $1,230, an increase to accounts payable of $267,502, and an increase in related party payables of $55,337. Cash used in operating activities for the three months ended March 31, 2022 was the result of our net loss of $2,938,232, offset by non-cash items including amortization of debt discount and issuance costs of $2,178,671, financing costs of $22,400, depreciation of $46,478, and amortization of right of use assets of $5,284, and increased by PPP loan forgiveness of $46,091. Changes in operating activities for the period ended March 31, 2022 included an increase in prepaid expenses of $10,093, an increase in accounts payable of $69,893, an increase in related party payables of $41,434 and a decrease in customer deposits of $28,000.

Cash Used In Investing Activities

Cash used by investing activities for the three months ended March 31, 2023 was related to equipment purchases of $12,480.

Cash used by investing activities for the three months ended March 31, 2022 was $24,114 and was related to equipment purchases of $54,114 offset by proceeds from a credit related to leasehold improvements of $30,000.

Cash Provided by Financing Activities

During the three months ended March 31, 2023, financing activities provided net cash of $562,545, which was comprised of proceeds from convertible notes of $627,400 offset by cash repayments to convertible notes in the period of $64,855.

During the three months ended March 31, 2022, financing activities provided net cash of $55,702, which was comprised of proceeds from convertible notes of $50,000 and a refund of related to a PPP loan which was forgiven during the period of $5,702.

Liquidity and Capital Resources

The Company has been in the start-up phase and has generated limited revenues from its operations, and while we have various contracts in place for future development, there is no assurance of future revenues. As of March 31, 2023 and December 31, 2022, the Company had a working capital deficit of $3,956,782 and $8,906,205, respectively, with approximately $333,000 of cash on hand and an accumulated deficit of $18,992,835. While the Company received proceeds of approximately $627,400 in the three months ended March 31, 2023 from certain convertible notes, the Company is still not able to meet its operational overhead. The Company anticipates a need for up to a further $5,000,000 in fiscal 2023 to meet its upgraded infrastructure requirements and has filed a registration statement on Form S-1 to facilitate this requirement.  The issuance of additional securities may continue to result in significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms.

COVID-19 Pandemic and other factors

While the COVID-19 pandemic has subsided and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and to pursue implementation of its planned smart city and related smart venue projects. Additional factors which may impact the Company’s ongoing operations include inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine, climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending and attendance at locations that use our services.  The Company is unable to predict the ongoing impact of these factors on the Company’s consolidated financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company anticipates a need for up to a further $5 million in fiscal 2023 to meet its upgraded infrastructure requirements. In addition to the remaining funding which may be provided to the Company under various loan agreements, the Company is in the process of filing a follow-on registration statement on Form S-1 to facilitate additional funding up to a maximum of $10,000,000. We raised net proceeds of $627,400 during the first quarter of fiscal 2023 through certain convertible loans to assist with ongoing operational costs. There is no guarantee the Company will continue to receive financing as required. The continuation of the Company as a going concern is dependent upon the ability to raise additional equity and/or debt financing and the attainment of profitable operations from the Company’s future business. If the Company is unable to obtain adequate capital as needed, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Estimates

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the collectability of accounts receivable and fair value of financial instruments could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2023 we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of March 31, 2023, our internal control over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2023, the Company issued 5,555,556 shares of common stock to a lender upon receipt of a notice of conversion at $0.0027 per share to settle $15,000 of principal debt outstanding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GZ6G Technologies Corp.

Date: May 15, 2023	By:	/s/ William Coleman Smith
William Coleman Smith
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)